Form 10-K
period 1996-03-31
U S ALCOHOL TESTING OF AMERICA INC
filed 1996-07-01
CIK 853017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                    For the fiscal year ended March 31, 1996
                         Commission File Number 0-18938


                      U.S. ALCOHOL TESTING OF AMERICA, INC.
             (Exact name of registrant as specified in its Charter)


                                    Delaware
         (State or other jurisdiction of incorporation or organization)


                                   22-2806310
                      (I.R.S. Employer Identification No.)


                             10410 Trademark Street
                       Rancho Cucamonga, California 91730
                                 (909) 466-8378
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)


          Securities registered pursuant to Section 12(b) of the Act:
     Common Stock, par value $.01, and Preferred "A" Stock, par value $.01
                  (Registered on the American Stock Exchange);
                      Preferred "B" Stock, par value $.01
        Securities registered pursuant to Section 12(g) of the Act: None

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
YES [X] NO [  ]

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  As of June 13, 1996, there were 35,309,210 shares of Common Stock outstanding.

                  The Registrant has only one class of voting stock outstanding, the Common Stock, and, as of June 13, 1996, the aggregate market value of the Common Stock, held by non-affiliates was $92,758,424 based on the closing sale price of such stock on that date.

                                     PART I


ITEM 1.  BUSINESS OF THE COMPANY

GENERAL

         U.S. Alcohol Testing of America, Inc. ("USAT") was incorporated under the laws of Delaware on April 15, 1987 to design, manufacture and market instruments which measure blood alcohol concentration by breath sample and analyzation. USAT subsequently expanded its business operations through the following acquisitions or the creation of new subsidiaries:

         1. On January 24, 1992, USAT and the United States Navy ("USN") entered into a ten-year non-assignable agreement granting USAT a partial exclusive patent license to products for drug testing in the United States and certain foreign countries. Effective January 1993, USAT granted a sole and exclusive sublicense to U.S. Drug Testing, Inc. ("U.S. Drug"), then a newly-incorporated wholly-owned subsidiary of USAT, which subsidiary assumed all of USAT's rights and obligations under the foregoing license. However, because the USN refused to grant a novation of the license agreement, the USN looks only to USAT for performance thereunder. In October and November 1993, U.S. Drug had a public offering of the its Common Stock, $.001 par value (the "U.S. Drug Common Stock"). As of March 31, 1996, USAT owned 67.0% of the U.S. Drug Common Stock.

         2. In June 1988, Good Ideas Enterprises, Inc. ("Good Ideas"), then a Texas corporation ("Texco"), began the manufacture and shipment of toys. In May 1992, a subsidiary of USAT acquired a 55% interest in Texco. In December 1993, Good Ideas reincorporated in Delaware and acquired Texco, of which USAT thereafter continued to own 86% until Good Ideas had a public offering of the Good Ideas Common Stock, $.001 par value (the "Good Ideas Common Stock"), in March and April 1994. As of March 31, 1996, USAT owned 60.8% of the Good Ideas Common Stock.

         3. In September 1995, ProActive Synergies, Inc. ("ProActive"), a wholly-owned subsidiary incorporated in June 1995, entered the human resource provider business.

         4. In May 1996, USAT acquired Robert Stutman & Associates, Inc. ("RSA"), a provider of substance abuse testing/background screening policy manuals and a consultant on programs relating to alcohol and drug abuse.

         5. In March 1995, USAT acquired Alconet, Inc.("Alconet"), a company engaged in the computer software networking business which has developed an alcohol testing network to upload test results and information from various alcohol breath testing devices.

         6. In November 1992, U.S. Rubber Recycling, Inc. ("USRR"), then a newly-incorporated wholly-owned subsidiary of USAT, acquired the assets of an unaffiliated company and began to manufacture and market floor covering products for office and industrial use from used truck and bus tires. Such operations were discontinued on April 30, 1996 when the assets of USRR were sold.

See the section "Subsidiaries" under this caption "Business of the Company" for further information as to U.S. Drug, Good Ideas, ProActive, RSA, Alconet and USRR.

         USAT and its subsidiaries are collectively referred to herein as the "Company."

ALCOHOL TESTING MARKET

         USAT manufactures, markets and distributes alcohol testing detection equipment directly to law enforcement and correctional facilities, various industrial companies, medical and clinical facilities, alcohol treatment centers and emergency rooms, as well as individual consumers. Its current product line encompasses three distinct alcohol testing techniques for degrees of accuracy and admissibility in court proceedings.

                                           Percentage of Revenues
    USAT's Products and Services           Derived During Each of the
                                           Last Three Fiscal Years
                                           ---------------------------
                                           1994        1995       1996
                                           ----        ----       ----
(1) Evidential Quality Devices               12%        55%        23%

(2) Screening (or "Non-Evidential")
      Devices                                23%         8%        14%

(3) Alcohol and Drug Testing Services        59%        37%        63%

            Evidential quality equipment, with the exception of the Mobile Alcohol Collection System ("MACS"), which is discussed under the subsequent section "Alcohol Testing Products" under this caption "Business of the Company," is approved by the United States Department of Transportation (the "DOT") for use by law enforcement agencies and industry. The information derived from the equipment is used in court trials.

            Alcohol screening devices are used by correctional facilities, industrial companies, hospitals, nuclear agencies, companies in the maritime industry and law enforcement agencies to gather human data on blood alcohol levels. Although such data (from breath) is not generally admissible as court evidence, it is used to indicate alcohol presence. These screening devices determine the presence of alcohol and its approximate blood level. They are less accurate and reliable than evidential quality devices, which are useable in legal proceedings in contrast to the screening devices.

            USAT purchases the raw materials and parts for its products from various suppliers which deliver them to USAT for assembly, packaging and distribution. These raw materials are primarily glass, plastic containers and certain mechanical parts, all of which are readily available from many suppliers.

ALCOHOL TESTING PRODUCTS

            USAT's product line includes evidential and screening devices and testing services which are marketed and sold in various ways. See the section "Alcohol Testing Marketing" under this caption "Business of the Company."

(1) EVIDENTIAL DEVICES

            Alco-Analyzer

            USAT designed and developed this product as a gas chromatograph alcohol testing device that determines blood alcohol levels by use of breath samples with precision and accuracy to be used as evidence in legal proceedings. USAT's three models have been approved by the DOT as evidential breath alcohol testing instruments; however, only one, the Model 2100, is currently manufactured by USAT. Such model is used to analyze blood, breath and urine specimens to determine levels of ethyl alcohol and is described as follows:

            Model 2100 - Enhanced electronics and software create an easy to use instrument which can be networked to a central location for down loading data. Testing information and results are displayed on a color computer monitor and are printed on a multi-part carbonless form.

            USAT, to management's knowledge, is the only manufacturer of a gas chromatograph breath testing device designed specifically for ethyl alcohol determinations using an inert carrier gas. Management believes that gas chromatography is recognized as the ideal, convenient and reliable method for determining and identifying chemical substances within a compound.

            Mobile Alcohol Collection System (MACS)

            USAT manufactures a Mobile Alcohol Collection System ("MACS") device used to collect a breath sample for future analysis. The MACS device contain a silica gel compound within a glass vial accompanied by collection and waste bags which insure the gathering of a proper sample flow through the vial. The vial is then sent to an independent certified laboratory where the alcohol is extracted from the silica gel and analyzed on a gas chromatograph to determine the exact blood alcohol content. Management is unaware of any product which currently competes with the MACS device.

(2) SCREENING DEVICES

            Screening devices are designed to determine the presence and approximate level of alcohol in a person's blood via his or her breath and whether further testing is warranted.

            The Alco-Breath Tubes ("ABT") are disposable alcohol breath glass vial testers containing yellow bands comprised of silica gel treated with a reagent solution. Testing begins with breath blown into a balloon which is then attached to the glass vial into which the sample flows. If alcohol is present within the subject's breath, a chemical reaction occurs within the gel changing the yellow bands to green. Measurement results are determined by the extent of color change. USAT manufactures four variations of the Alco-Breath Tubes specifically designed for various applications of alcohol breath testing.

(3) CALIBRATION DEVICES

            USAT manufactures two devices which are used to calibrate and check alcohol testing instruments made by both the Company and its competitors for continued accuracy. The devices are designed to simulate the breath of a person who has been drinking alcohol. The standard alcohol solutions used in these calibration devices are produced by USAT in its own certified laboratory.

            (a) Alco-Simulator and Alco-Simulator 2000

            The Alco-Simulator and its newer 2000 model are approved by the DOT as calibrating devices for evidential breath testing instruments.

            (b) Alco-Equilibrator

            The Alco-Equilibrator operates on the same general principle as the Alco-Simulator, but is less accurate and may only be used for calibrating non-evidential breath testing instruments.

ALCOHOL TESTING MARKETING

            Sales are made directly by USAT's sales representatives. USAT markets its products at trade shows, conventions and through print advertisements.

            USAT currently segments its merchandise into four market areas:

                     Law Enforcement/Correctional
                     Industrial
                     Medical/Clinical Facilities
                     Alcohol and Drug Testing Services

(1) LAW ENFORCEMENT/CORRECTIONAL

            USAT markets and sells the Alco-Analyzer and the MACS to law enforcement agencies for evidential testing purposes.

            ABT are generally used for roadside screening to determine probable cause for further breath testing by evidentiary quality testing equipment.

            USAT markets and sells breath alcohol screening devices to the correctional and institutional market, which includes probation and prison work release programs.

(2) INDUSTRIAL

            USAT markets and sells both evidential quality and screening devices to several companies for blood alcohol testing of employees.

            In February 1994, the DOT published its final rule implementing the federal act which mandates alcohol testing within the transportation industry. The final rule requires alcohol testing solely through the use of breath samples. These enactments have a direct bearing on the USAT's gas chromatography products, which the DOT had previously approved as evidential breath alcohol testing instruments. USAT has designed the Alco-Analyzer 2100 to specifically meet the needs of this market. Its marketing strategy includes sales, leases and placements of the instrument with a cost per test charge.

            USAT, as part of its current business strategy, intends to capitalize upon the DOT's rules for mandatory alcohol testing within the transportation industry. The final rule, which became effective in January 1995 as to the larger transportation companies and, in January 1996, as to the balance, affected nearly 8,000,000 employees who are engaged in safety-sensitive positions in the transportation industry by requiring them to be tested for alcohol on DOT-approved breath testing devices. Mandatory pre-employment screening, however, is not required by the DOT rule. USAT's Alco-Analyzer series and, in particular, its Model 2100 meet the DOT's standard. In December 1994, USAT entered into two agreements with major testing laboratories, Corning Clinical Laboratories Inc., formerly Metpath Inc., and Laboratory Corporation of America ("Lab Corp."), formerly National Healthcare Laboratories Incorporated, for placement of approximately 700 units of its Model 2100 at the respective laboratory's collection sites with remuneration to USAT on a per test basis. These two agreements, copies of which agreements are filed (by incorporation by reference) as Exhibits to this Report and are incorporated herein by this reference, as well as others with smaller customers, have terms ranging from three to five years.

            USAT has also sold its ABT and MACS devices to the maritime industry which must conform to government regulations established to test alcohol blood levels of ship operators. Its testing devices and equipment have been purchased by other private and public companies which include alcohol testing in their substance abuse testing programs.

            USAT also intends to pursue the non-regulated market for alcohol testing where approximately 93% of the American work force is employed. Management is of the opinion that the Mobile Alcohol Collection System ("MACS") and the Alco-Breath Tubes ("ABT") can increasingly be sold to commercial companies which, recognizing the adverse impact of alcohol abuse on the productivity of their employees, wish to institute on-site testing programs. In order to implement this program, management believes that the ABTs must be reformatted and DOT approval be obtained for both the MACS and the ABTs. Although management believes that the non-regulated market is a market with great potential, there can be no assurance that USAT will derive significant revenues from this market.

(3) MEDICAL/CLINICAL FACILITIES

            USAT sells its alcohol screening devices to the medical and clinical markets for testing of patients in alcohol treatment facilities and those who are brought to hospital emergency rooms under suspected influence of alcohol. USAT continues to expand its sales of screening devices and the gas chromatograph into this market to provide instantaneous and accurate on-site testing procedures for breath alcohol analysis.

(4) ALCOHOL AND DRUG TESTING SERVICES

            Biochemical Toxicology Laboratories ("Biotox") operates as a division of USAT and also services the needs of U.S. Drug, USAT's drug testing subsidiary. Biotox is certified as a Clinical Laboratory by the State of California and also possesses specific state licenses for alcohol and methadone analysis. Biotox is engaged in alcohol and drug testing for many area police departments, detoxification centers, coroners departments and corporations and functions within USAT's facilities maintaining state of the art instrumentation. Management is of the opinion that, if Biotox obtained certain regulatory approvals, it could be used by the alcohol testing, the drug testing and the human resource provider operations of the Company to a greater extent and, thereby enable the Company to realize greater revenues. There can be no assurance that these governmental approvals will be obtained or that the Company will derive greater revenues as a result of the efforts of Biotox.

LIABILITY INSURANCE

            USAT maintains liability insurance of $1,000,000, together with an umbrella policy providing coverage of $3,000,000, to protect the Company against legal actions related to injury resulting from product failure, whether such product is offered by USAT or a subsidiary thereof.

COMPETITION

            Alcohol Testing

            The substance abuse detection equipment industry is highly competitive. Although USAT's Alco Analyzer 2100 is, to management's knowledge, the only DOT-approved evidential alcohol breath testing instrument utilizing gas chromatography, it still competes with other substance abuse detection techniques developed by other companies. USAT competes with small companies which also offer alcohol testing equipment such as CMI Inc., Intoximeters, Inc. and Lifeloc, Inc. Although all of these competitors are believed currently to have greater revenues than USAT from sales of alcohol testing devices, management is of the opinion that only CMI, Inc., which is a subsidiary of MPD/MPH, may have greater financial resources than USAT. In addition, several companies, including Hoffman-La Roche, Inc. ("Roche") and STC, Inc., offer an on-site screening saliva based alcohol test. Roche has, and several of these companies may have, greater revenues and financial resources than the Company. Although USAT believes that its product and service quality, combined with its experienced personnel, will offer it a competitive edge in marketing its products and services, there can be no assurance that USAT will be able to compete successfully with larger companies which have greater financial resources available to them to develop and offer an array of substance abuse detection products, nor is there any assurance that other companies will not enter the marketplace and present additional competition for USAT and its products.

            Drug Testing

            The Company has not received any revenues from U.S. Drug because its products are still in the developmental stage. U.S. Drug had previously been developing two products which screen for the presence of drugs of abuse, one which utilizes flow immunosensor technology with urine samples as a medium of testing and another which utilizes flow immunosensor technology with saliva samples as a medium of testing. Only the saliva sampling system is currently being developed; however, if this product is successfully developed, U.S. Drug intends to use the technology to complete the urine sample system. The technology in development will specifically test for five commonly used drugs of abuse: cocaine, opiates (heroin, morphine and codeine), phencyclidine (PCP), amphetamines (including methamphetamine) and tetrahydrocannabinol (THC, marijuana). When the drug testing product is developed, as to which there can be no assurance, U.S. Drug will compete with many of the companies of varying size that already exist or may be founded in the future which utilize urine samples as a medium of testing. U.S. Drug will face competition from at least eight major companies providing substance abuse screening methods: (1) enzyme-multiplied immunoassay technique (EMIT) manufactured and distributed by Syntex Corporation ("Syva"); (2) radioimmunoassay (RIA) manufactured and distributed by Roche and others; (3) thin layer chromatography (TLC) manufactured and distributed by Marion Laboratories, Inc.; (4) a fluorescence polarization immunoassay (FPIA) manufactured by Abbott Laboratories, Inc.("Abbott"), and other immunoassay tests provided by (5) Editek, Inc. ("Editek"); (6) Hycor Biomedical, Inc. ("Hycor"); (7) Princeton Biotech, Inc. ("Princeton"), and (8) Biosite, Inc. ("Biosite"). Almost all of these companies (i.e., Syva, Roche, Marion, Abbott, Editek, Hycor, Princeton and Biosite) have substantially greater financial resources available to them than does the Company to develop and to market their products.

            Management believes that saliva sample testing is unique in that, to management's knowledge, no company is currently offering a drug of abuse detection method using saliva samples as a medium on an "on-site" basis. However, U.S. Drug has been advised that such a product is under development by other companies and, accordingly, there can be no assurance that such a product will not be offered by a competitor. In addition, even if no such product is developed, U.S. Drug anticipates, as indicated above, competition from other substance abuse detection methods such as Syva's EMIT, Roche's RIA, Marion's TLC, Abbott's FPIA methods, and other immunoassay tests provided by Editek, Hycor, Princeton and Biosite. U.S.s Drug's market research to date has indicated a greater market potential for a saliva sample portable testing instrument for use in detecting drugs of abuse by law enforcement agencies, correctional facilities, hospitals and other medical facilities than a urine sample instrument. However, because of the expected limited life cycle of a saliva specimen, the use of this product in other potential markets may be limited.

            If U.S. Drug successfully develops both the urine sample and saliva sample testing methods, as to which there can be no assurance, it is not certain whether U.S. Drug will have the financial resources to compete successfully with other companies which have greater financial resources available to them. Depending on the progress in the drug testing research and development program (including the current feasibility study), U.S. Drug may at a later date seek a major company to assist in the development program and, depending on the financial arrangements to be negotiated, such development partner may seek marketing rights to the products when and if successfully developed. Although such a partner may reduce certain current expenditures, it may later, by assuming marketing rights, reduce prospective revenues to U.S. Drug. Because of the stage of development of the product and the fact that no search or negotiations are currently being conducted, management believes that it is currently too speculative to anticipate U.S. Drug's competitive position based on the presence of a development and/or marketing partner.

            U.S. Drug's management currently anticipates that U.S. Drug will submit its five-panel screening assay to the Food and Drug Administration (the "FDA") late in 1997 at the earliest and that U.S. Drug will commence marketing its products six months to a year later. There can be no assurance as to when U.S. Drug will submit such assay to the FDA, if at all, as to when the FDA will give its approval and as to when marketing will commence.

            Human Resource Provider

            ProActive is a single source service provider, meaning that it is a provider of both substance abuse testing services and background screening services. A single source service provider is a relatively new concept. Additionally, the Company, through the recent acquisition of RSA, can also provide customized loss prevention services specifically designed to reduce the negative effect of workplace substance abuse. The competition from single source providers which ProActive currently encounters is primarily from small local and regional companies. To management's knowledge, currently there is no single source provider on a national level, which is what ProActive hopes to become and there are no providers of customized programs and policies. However, Lab Corp., through Med-Express, is currently offering background screening services to corporations on a limited basis. Although, ProActive has experienced personnel in both the drug testing and investigative arena, there is no assurance that ProActive will become successful in marketing its services as a single source provider on a national level. In addition, ProActive will face competition from other companies which provide each of these services separately such as the companies mentioned in the preceding subsections of this section "Competition" under this caption "Business of the Company" as it relates to substance abuse testing providers (including the laboratories which are vendors to ProActive), and local or regional investigative firms or private investigators (including vendors to ProActive) as it relates to background investigative services. Assuming that the combined RSA/ProActive operations achieve national status as a single source provider, there can be no assurance that existing or new companies will not enter the national marketplace to compete with the combined RSA/ProActive operations.


RESEARCH AND DEVELOPMENT

            During the fiscal year ended March 31, 1996 ("fiscal 1996"), the Company spent approximately $1,006,000 on research and development, including $851,000 expended on development of the drug testing technology of U.S. Drug. In the fiscal year ended March 31, 1995 ("fiscal 1995"), the Company spent approximately $1,249,000 on research and development, including $886,000 expended on development of the technology of U.S. Drug. In the fiscal year ended March 31, 1994 ("fiscal 1994"), the Company spent approximately $948,000 on research and development, including $728,000 expended on development of the technology by U.S. Drug.


PATENTS AND TRADEMARKS

            U.S. Drug has rights under three patents, in addition to its rights to use the USN patent under its sublicense from USAT. USAT and its other subsidiaries currently have no patents on the other products of the Company. The term of the USN patent is set forth in the section "Subsidiaries-U.S. Drug Testing, Inc." under the caption "Business of the Company" and the terms of the U.S. Drug patents are 17 years from the date of issuance as set forth in that section, subject to renewal. Termination of the Licensing Agreement for the USN patent, which would occur only on a default by USAT or an invalidation of the USN patent, would end the Company's rights to develop drug testing products. Termination of the other patents or licenses to use the same would require USAT to make changes to its products which could further delay development and marketing thereof.

            The Company has obtained tradenames for its major products. The following are the registered trademarks of the Company and have been published by the U.S. Patent and Trademark Office (the "PTO"): Alco-Equilibrator(TM), Sobriety Checkpoint(TM), ABT(TM), Alco- Analyzer(TM), Final Call(TM), Alco-Equilbrator(TM) and Drug Won't Work Here(TM). On April 12, 1995, the Company abandoned the following trademarks: Mobile Alcohol Collection, MACS, Alco- Report; Alco-Breath Tubes, Alco-Link and Alco-Simulator. Good Ideas has registered the trademarks Good Ideas(TM) and Big Bill's Bric Builders(TM) and the same are published by the PTO. The Company believes these tradenames afford adequate protection. However, there can be no assurance that infringement claims will not be asserted against the Company in the future.


SUBSIDIARIES

(1) U.S. DRUG TESTING, INC.

            In October and November 1993, USAT's then wholly-owned subsidiary U.S. Drug completed an initial public offering of the U.S. Drug Common Stock, which security trades on the Pacific Stock Exchange. As of March 31, 1996, USAT owned 3,500,000 of the 5,221,900 outstanding shares of the U.S. Drug Common Stock or 67.0% thereof.

            The Company has not received any revenues from U.S. Drug because its products are still in the developmental stage. U.S. Drug is developing proprietary systems that test for drug use, specifically the following five commonly used Drugs of Abuse: cocaine, opiates (heroin, morphine and codeine), phencyclidine hydrochloride (PCP), amphetamines (including methamphetamines), and tetrahydrocannabinol (THC, marijuana). Its line of products under development are based on its sub-license from USAT for Drug of Abuse detection utilizing the USN patent for flow immunosensor technology. U.S. Drug is developing its own proprietary "Immunoassay Chemistry" for these five drugs which work with the USN developed technology. U.S. Drug has received six FDA marketing approvals covering its Model 9000 Flow Immunoassay System and the attendant assays for each of the five Drugs of Abuse listed above, using urine as the test medium. However, additional development work would be required before the urine based testing product can be marketed.
U.S. Drug, based on its review of current market conditions, has decided to defer completion of the calibrators and the other elements required to be completed in order to market the urine medium testing product until it can complete the assays for a saliva medium testing product and, as a result, has produced no revenues through March 31, 1996. U.S. Drug has commenced research using saliva as a testing medium in connection with the flow immunosensor technology, is currently conducting a feasibility study as to such product and, assuming a successful conclusion with respect to such study and subsequent success in the remainder of the development program, currently expects to submit its five-panel screening assay to the FDA in late 1997. Until FDA approval is obtained of the saliva medium product, no revenues from product sales are likely to be produced. U.S. Drug's management expects marketing of U.S. Drug products to commence six months to a year later, but there can be no assurance as to when the submission will be made to the FDA, if at all, as to when FDA approval will be given or as to when marketing will commence.

            U.S. Drug spent approximately $2,556,000 on research and development during the period from October 1992 through March 31, 1996.

            The following material contracts relate to the drug testing operations now conducted by the subsidiary:

(a) On January 24, 1992, USAT and the USN entered into a ten-year non-assignable agreement granting USAT a partial exclusive patent license to products for drug testing in the United States and certain foreign countries. The license applies to the U.S. Government owned invention described in U.S. Patent Application Serial No. 07486024, "Flow Immunosensor Method and Apparatus" filed February 23, 1990. The technology covered by the patent application is designed to test and detect minute and large amounts of drugs contained in body fluids rapidly and efficiently. In November 1994, the license agreement was revised to provide for minimum annual royalties to be paid to the USN of $375,000 for 1995, $600,000 for 1996 and $1,000,000 for 1997 and thereafter. In June 1995, the license agreement with the USN was renegotiated and amended to provide for minimum annual royalties to be paid to the USN of $100,000 per year commencing October 1, 1995 and terminating September 30, 2005. Additional royalties will be paid pursuant to a schedule based upon sales of products. By an amendment dated June 16, 1995, the term of the exclusive right under the License Agreement was extended to terminate ten years from June 27, 1995 and USAT has a nonexclusive right to use the technology thereafter for the balance of the patent term, unless the License Agreement is terminated sooner because of USAT's default. By letter dated May 15, 1995, the USN notified USAT that, because the expiration date of the USN patent had been extended to February 23, 2010 under the GATT/WTO treaty, the expiration date of the License Agreement was extended to February 23, 2010.

(b) On April 16, 1992, USAT entered into a 12-month cooperative development research agreement ("CRDA") with the Naval Research Laboratory section of the USN to further develop the licensing technology of the "Flow Immunosensor".

(c) Effective January 1993, USAT granted a sole and exclusive sublicense to U.S. Drug which assumed all of USAT's rights and obligations under the License Agreement. However, the USN refused to grant, as requested, a novation of the License Agreement so that the USN looks to USAT for performance thereunder. In the event of a default by U.S. Drug under its sublicense from USAT, all rights of U.S. Drug under the License Agreement would terminate and USAT as the licensee can continue to exercise all rights, and be subject to all obligations, thereunder without any claim by U.S. Drug. USAT simultaneously assigned to U.S. Drug all of its rights under the CRDA. USAT transferred all of its assets and intellectual property rights related to drug testing operations in exchange for 3,500,000 shares of the U.S. Drug Common Stock.

(d) On April 1, 1993, USAT and U.S. Drug entered into a five-year management agreement (the "U.S. Drug Management Agreement") which obligated U.S. Drug to pay USAT $300,000 annually plus ten percent of its product sales in exchange for USAT's administrative management services, including management, administrative, accounting and other financial services and advice, including, without limitation, the services currently performed by Gary S. Wolff as the Treasurer of U.S. Drug, for which he is not directly compensated by U.S. Drug; services relating to U.S. Drug's financial and banking relationships; services relating to the preparation of financial statements, budgets, forecasts and cash flow projections; cash management advice; and other miscellaneous services and advice. In July 1993, the parties amended the U.S. Drug Management Agreement retroactive to April 1, 1993, changing U.S. Drug's annual management fee obligation to $420,000 plus three percent of its gross revenues.

            Copies of the License Agreement (including all amendments), the cooperative research agreement with CRDA (and the assignment thereof to U. S.
Drug), the sublicense (and the USN's consent thereto) and the U.S. Drug Management Agreement (including the amendment thereto) are filed (some by incorporation by reference) as exhibits to this Report and are incorporated herein by this reference.

            U.S. Drug has rights under three patents, in addition to its rights to use the USN patent under its sublicense from USAT. These patents are as follows:

            U.S. Patent No. 5,183,740, "Flow Immunosensor Method and Apparatus," issued on February 2, 1993. Unless extended, the Company's license under this patent expires on February 23, 2010. The Flow Immunosensor provides a method of detecting drugs of abuse or other target molecules by flowing a solution containing the analyte through the immunosensor. The technology relies on the displacement of fluorescent-labeled antigen from a solid phase immobilized antibody and measuring the released labeled antigen in the immunosensor effluent with a detection apparatus.

            U.S. Patent No. 5,066,859, "Hematocrit and Oxygen Saturation Blood Analyzer," issued on November 19, 1992. Unless extended, the Company's license under this patent expires on February 23, 2010. The patented device is used to measure hematocrit and oxygen saturation levels in blood and compensates for the effects of oxygen saturation, pH, and temperature.

            U.S. Patent No. 5,249,584, "Hematocrit and Oxygen Saturation Blood Analyzer," issued on November 5, 1993. Unless extended, the Company's license under this patent expires on November 5, 2010. The device is a low cost disposable syringe which has a single optical window that is inserted into a tubular barrel.

            U.S. Patent No. 5,354,654, "Lyophilized Ligand-Receptor Complexes for Assay and Senors" issued on October 11, 1994. Unless extended, the Company's license under this patent expires on July 16, 2013. This patented process allows for the freeze-drying of ready-to-use immunoassay chemistry or reagents which is then indefinitely preserved.

            During May 1996, USAT filed a Registration Statement on Form S-4, File No. 333-4790 (the "U.S. Drug Registration Statement"), under the Securities Act of 1933, as amended (the "Securities Act"), to register shares of USAT's Common Stock, $.01 par value (the "USAT Common Stock"), to be issued to the minority stockholders of U.S. Drug upon the consummation of a merger of U.S. Drug with and into a newly formed wholly-owned subsidiary of USAT. The USAT Board of Directors has concluded that the value of the USAT Common Stock could best be maximized if the Company concentrated its operations on the USAT alcohol testing business, U.S. Drug's drug testing business and the related human resource provider business of ProActive and operated the three as if one corporation. The U.S. Drug Registration Statement is not yet effective and, accordingly, no offer has been made to the minority stockholders of U.S. Drug.

(2)  PROACTIVE SYNERGIES, INC./ROBERT STUTMAN & ASSOCIATES, INC.

            ProActive, which is a wholly-owned subsidiary of USAT that commenced operations in September 1995, provides single source services to assist corporations in their hiring practices ranging from substance abuse testing and background screening services to total program management. ProActive's substance abuse testing services include specimen collections, laboratory testing and medical review officer services. Medical review officers review drug test results to verify that chain-of-custody procedures were followed and determine if there is an alternative medical explanation for a positive test result. ProActive's background investigative services include criminal history checks, employment verifications, credit checks, reference checks, driving record checks, workers' compensation history checks, and social security number, educational and professional license verifications. ProActive's services also include physicals and employee assistance programs.

Its total program management services include establishing a substance abuse policy with corporations and conducting program audits to ensure regulatory compliance with such policy. ProActive's hiring solutions to corporations include the use of its proprietary computer software which provides ProActive with access to immediate on-line information.

            On December 14, 1995, USAT and ProActive entered into an agreement with RSA and Robert Stutman, personally, pursuant to which (1) USAT and ProActive engaged Mr. Stutman to be their expert spokesman and a consultant with respect to their drug and alcohol testing businesses; (2) ProActive agreed to refer customers to RSA for the purpose of RSA providing its services to such customers, including writing drug testing/background screening policy manuals; and (3) RSA agreed to refer customers to ProActive. Prior to forming RSA, Mr. Stutman was Special Agent in charge of the United States Drug Enforcement Administration's New York office. He also currently serves as special consultant on substance abuse for the CBS News Division. On December 14, 1995, pursuant to the agreement, USAT agreed to issue to Mr. Stutman and RSA three-year Common Stock purchase warrants, each to purchase 200,000 shares of the USAT Common Stock at $2.00 per share, which was the market price on the date of grant. These warrants were issued on December 14, 1995 and April 1, 1996. The agreement, which had a term of ten years (except the term for the consulting and spokesperson services by Mr. Stutman was three years), provided for payment of fees to ProActive based on referrals to RSA and an initial $100,000 payment by ProActive and varying monthly fees thereafter to RSA. A copy of the Consulting Agreement dated as of December 14, 1995 by and between USAT, ProActive, RSA and Robert Stutman is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference.

            On April 18, 1996, Mr. Stutman was elected as the Chairman of the Board and a director of USAT and designated as its Chief Executive Officer. See the section "Recent Developments under this caption "Business of the Company". USAT also agreed in principle to acquire RSA. On May 21, 1996, the Company completed its acquisition of RSA and RSA became a 100% owned subsidiary of USAT. USAT paid $2,100,000 to the RSA stockholders for their 30 shares of RSA (including $1,078,920 paid to Mr. Stutman for his 52.8% of the RSA shares and $721,080 paid to Brian Stutman, son of Mr. Stutman and now Director of Sales and Marketing of USAT, for his 35.3% of the RSA shares and issued to the RSA holders an aggregate of 500,000 shares of the USAT Common Stock (including 263,750 shares issued to Mr. Stutman and 176,250 shares to Brian Stutman) registered under the Securities Act as Acquisition Shares in USAT's Registration Statement on Form S-1, File No. 33-43337 (the "January 1992 Registration Statement"), and USAT Common Stock purchase warrants expiring May 20, 1999 to purchase an aggregate of 900,000 shares of the USAT Common Stock (including a warrant to purchase 474,750 shares issued to Mr. Stutman and a warrant to purchase 317,250 shares issued to Brian Stutman). USAT also issued two promissory notes aggregating $400,000 in principal amount (the "RSA Notes") to two RSA stockholders (one of whom is Mr. Stutman who received a RSA Note for $239,760 and Brian Stutman received a note for the balance). The RSA Notes bear interest at the rate of 7.5% per annum and become due in one year from the May 21, 1996 closing date. USAT is required to prepay the RSA Notes if the gross proceeds received by USAT from the exercises of the USAT Common Stock purchase warrants after April 17, 1996 exceeds $7,000,000. The RSA Notes are secured by all of USAT's tangible and intangible personal property except the following: (1) USAT's cash and cash equivalents; (2)USAT's securities, including the stock of its subsidiaries; and (3) certain contracts, including the license with the USN. Copies of the Stock Purchase Agreement dated as of May 21, 1996, the Secured Promissory Note dated May 21, 1996, the Security Agreement dated May 212, 1996, the Common Stock purchase warrant expiring May 20, 1999 and Registration Rights Agreement dated as of May 21, 1996, all related to the acquisition of RSA, are filed (by incorporation by reference) as exhibits to this Report and, by this reference, are incorporated herein. As a result of the acquisition of RSA, the Consulting Agreement described in the preceding paragraph terminated; however, the Common Stock purchase warrants described therein remain outstanding, except that the RSA warrant was distributed to its shareholders.

            ProActive entered into a lease for office space in Savannah, Georgia. See the caption "Property" under the caption "Business of the Company."

(3) ALCONET, INC.

            In March 1995, USAT acquired 100% of the issued and outstanding common stock of Alconet and all the membership interests of Dakotanet, L.L.C. As consideration, USAT issued 782,321 shares of the USAT Common Stock registered under the Securities Act as Acquisition Shares in the January 1992 Registration Statement and valued at $1,564,642. The acquisitions have been accounted for as a purchase in the financial statements of the Company. A copy of the Stock Purchase Agreement relating to the Alconet acquisition is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference. In March 1996, USAT settled a dispute with two officers of Alconet for an aggregate payment of $250,000 and the assignment of certain software to one of the officers, both of whom then resigned. Alconet is engaged in the computer software/networking business. Alconet has developed an alcohol testing network to upload test results and information from various alcohol breath testing devices. As a cost reduction action, USAT may seek to consolidate or integrate the Alconet operations with other operations of the Company; however, there can be no assurance as to the timing or the effect of such a program.

(4) GOOD IDEAS ENTERPRISES, INC.

            In February and April 1994, Good Ideas completed an initial public offering of Good Ideas Common Stock, which security trades on the Pacific Stock Exchange. As of March 31, 1996, USAT owned 2,400,000 of the 3,948,680 outstanding shares of the Good Ideas Common Stock or 60.8% thereof.

            Good Ideas has designed, marketed and distributed a variety of traditional toy products for children of various ages. Its sales historically have been derived from a line of traditional wooden construction toys. Good Ideas' strategy has been to design and develop enduring traditional lines of toys and to create enhancements to, and extensions of, these toy lines which were intended to maximize product line sales while minimizing development and advertising expenses for new and enhanced products.

            Good Ideas' principal product line, wooden construction toys, includes classic interlocking log sets marketed under the trademark Paul Bunyan Log Builders(TM), themed playsets such as General Custer's Fort Apache(TM), building block sets marketed under the trademark Paul Bunyan Bloc' Builders(TM) and brightly-painted, multi-colored combination log and block sets marketed under the trademark Paul Bunyan Wood Builders(TM). In addition to its line of wooden construction toys, it marketed one other line of traditional toys. Since March 1993, it has sold a line of equestrian toys comprising of various styles and sizes of flocked plastic horses and related accessories marketed under the trademark Black Beauty and Friends(TM).

            Good Ideas has sold its products to over 100 customers, almost all of whom are located in the United States. Since it first commenced business in June 1988, its principal customers have been mass merchandisers, such as Toys R Us, Inc. ("Toys R Us"), Wal-Mart Stores, Inc., and J.C. Penney Company, Inc., and wholesale clubs, such as Price Costco Wholesale Corporation, and BJ's Wholesale Club, Inc. Its domestic distribution network also expanded to include high-end specialty retailers, such as F.A.O. Schwartz and Imaginarium. During fiscal 1996, fiscal 1995 and fiscal 1994, Toys R Us accounted for 51.7%, 59.2% and 57.4%, respectively, of Good Ideas' sales. During fiscal 1996, fiscal 1995 and fiscal 1994, Costco accounted for 3.3%, 20.9% and 10.0%, respectively, of Good Ideas' sales. No other customer accounted for 10.0% or more of Good Ideas' sales during such three-year period.

            Toys R Us, the major customer of Good Ideas, has not been placing orders for Good Ideas' toy products. The customer has attributed its reduction in orders to its large inventories and declining sales and customer traffic. Management believes that other manufacturers in the toy industry are currently facing those same problems - their distributors or retailers to which they sell have large inventories of products and declining sales and customer traffic. In addition, management believes that many retailers are minimizing their number of vendors, which has the result of squeezing out the smaller companies with their limited product lines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Good Ideas Enterprises, Inc." for further discussion.

            Since July 1992, USAT has provided, and continues to provide, certain management and administrative services to Good Ideas. These services included management and financial advice; maintenance of financial books and records and preparation of financial statements, budgets, forecasts and cash flow projections; services relating to banking relationships; payment of accounts payable and payroll; collection of accounts receivable and credit analysis; order processing; import processing; cash management; and other miscellaneous services and advice. From July 1992 through March 1993, the fee payable to USAT for these services was computed on a fixed monthly charge of $25,000. In April 1993, Good Ideas and USAT entered into a formal management agreement, pursuant to which the fee for such services was computed at ten percent of annual net sales.

            In December 1993, Good Ideas and USAT entered into a management services agreement (the "Management Services Agreement"), effective retroactively to October 1, 1993, pursuant to which the fee for management and administrative services provided by USAT was computed on a fixed monthly fee of $25,000, plus five percent of annual gross sales in excess of $5,000,000. A copy of the Management Services Agreement is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference. The fee charged by USAT for its management services was determined arbitrarily by its Board of Directors after taking into consideration the anticipated diversion of USAT resources required to provide such services, both in terms of employee time and allocated overhead costs. Pursuant to the Agreement, the term, which initially was to expire on September 30, 1994, has been automatically renewed so that it is now scheduled to expire on September 30, 1996. The Agreement, however, provides for automatic one-year renewals unless terminated by Good Ideas upon six months' notice prior to the commencement of any renewal term or by USAT at least 12 months prior to the commencement of any renewal term. In view of the USAT Board's decision on February 26, 1996 to sell or liquidate Good Ideas (see the succeeding paragraph), the Board suspended management fees to USAT retroactive to January 1, 1996.

            USAT has filed a Registration Statement on Form S-4, File No. 333-3734 (the "Good Ideas Registration Statement"), under the Securities Act to register shares of the USAT Common Stock to be issued to the minority stockholders of Good Ideas upon the consummation of a merger of a newly formed wholly-owned subsidiary of USAT with and into Good Ideas. The Good Ideas Registration Statement is not yet effective and, accordingly, no offer has been made to the minority stockholders of Good Ideas. The USAT Board of Directors has concluded that the value of the USAT Common Stock could best be maximized if the Company concentrated its operations on the USAT alcohol testing business, the U.S. Drug testing business and the related human resource provider business of ProActive and operated the three as if one corporation. The USAT directors have concluded that, because of the history of losses in Good Ideas and what they perceive to be the problems generally in the toy industry as described in the third preceding paragraph, it would be difficult to make Good Ideas' operations profitable within what they considered an acceptable time frame, assuming that such result could be achieved at all, as to which there can be no assurance. On February 26, 1996, for both of these reasons, the USAT Board authorized management to seek offers from prospective purchasers of Good Ideas. There can be no assurance that an acceptable offer to purchase Good Ideas will be received or that the terms of any such offer will be acceptable. If no acceptable offer is received, the USAT Board will liquidate Good Ideas by December 31, 1996. Accordingly, Good Ideas has been presented under the caption "Discontinued Operations" in the accompanying financial statements.

(5) U.S. RUBBER RECYCLING, INC.

            In November 1992, USAT purchased all the assets of Adflo International, Inc. for its then newly formed wholly-owned subsidiary, USRR, which then began to manufacture floor covering products for office and industrial use from used truck and bus tires. These tires were delivered to USRR's then Rancho Cucamonga plant and to an off-site storage facility, where they were recycled by splitting and cutting the tires and reassembling the recycled parts into finished products. Sales were made nationwide through manufacturer's representatives and distributors. All manufacturing was performed in the Rancho Cucamonga facility. USRR ceased operations on April 30, 1996 when substantially all of its assets were sold as described in the second succeeding paragraph.

            USAT acquired the assets of Adflo International, Inc. for a total consideration of 185,000 shares of the USAT Common Stock valued at $196,563. These shares were registered under the Securities Act as Acquisition Shares in the January 1992 Registration Statement. The transaction was accounted for as a purchase in the financial statements of the Company.

            On April 30, 1996, USRR sold substantially all of its assets to an unaffiliated buyer for $450,000, $150,000 of which was paid at the closing and the balance by the delivery of a $300,000 promissory note. The purchaser also paid approximately $80,000 in accounts payable of USRR and assumed certain other liabilities, including USRR's lease. The sale resulted in a loss of approximately $88,000. The promissory note is payable in six annual installments of $50,000, together with interest at a rate of 7% per annum. In addition to the annual installments, the promissory note will be prepaid in an amount equal to 12-1/2% of the buyer's annual gross sales of USRR products in excess of $1,400,000. The promissory note is secured by a first priority security interest in all of the buyer's assets. USRR is required to agree, however, to subordinate its security interest to up to $1,000,000 of institutional financing for the buyer. Because of the sale subsequent to fiscal year end, USRR has been presented under the caption of "Discontinued Operations" in the accompanying financial statements.

            Copies of the Asset Acquisition Agreement relating to the acquisition of assets by USSR and of the Asset Purchase Agreement relating to the sale of USRR assets are filed (by incorporation by reference) as exhibits to this Report and are incorporated herein by this reference.

EMPLOYEES

            As of March 31, 1996, the Company had 69 full time employees other than its officers, 27 engaged in manufacturing, 7 in sales, 7 technical, 6 scientists and 22 in clerical administrative jobs. The Company has no collective bargaining agreement with its employees. Eighteen of these employees work for the operations treated as discontinued in the March 31, 1996 financial statements.

RECENT DEVELOPMENTS

                  In mid-May 1995, as a result of communications among certain stockholders of USAT relating to their dissatisfaction with the performance of the management of USAT in maximizing the value of USAT, Lee S. Rosen, Michael S. McCord, Arthur Schwartz, Morris B. Black and Stuart S. Greenberg (the then Chairman of Baraban Securities Corporation) formed a stockholders' committee later named "The Committee for Maximizing Stockholder Value of U.S. Alcohol Testing of America, Inc." (the "Committee") to make recommendations to the management of USAT. On July 5, 1995, Mr. Black resigned from the Committee for personal reasons and, on July 19, 1995, Peter M. Mark joined the Committee. Between May 12, 1995 and August 17, 1995, the Committee or affiliated stockholders took certain actions, including the formulation of certain recommendations by the Committee which it attempted to communicate to management.

                  On August 17, 1995, the Committee determined to seek consents
(1) to remove and replace incumbent directors with its own nominees; (2) to amend the by-laws of USAT to delete the provision that establishes three classes of directors on USAT's Board of Directors; and (3) to amend the by-laws of USAT to fix the number of directors at seven instead of five and to require that a majority of the directors be independent. On September 11, 1995, the Committee, acting through Georgeson & Company Inc. as its solicitation agent, first delivered and mailed definitive consent solicitation material pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to brokers and certain stockholders of record of USAT. USAT thereafter initiated an action in the Delaware District Court alleging that the Committee had violated Section 14 of the Exchange Act, sent out a "stop, look and listen letter" and filed its preliminary consent revocation statement.

                  On September 26, 1995, as reported in USAT's Current Report on Form 8-K filed on October 2, 1995, the following events occurred:

                  1.  the Committee and USAT settled the above litigation;

                  2. the number of directors of USAT was increased from five to seven;

                  3. incumbent directors Glenn A. Bergenfield, William DiTuro and Gary S. Wolff resigned as directors of USAT; however, they continued to serve as directors of U.S. Drug and Good Ideas (Mr. Bergenfield and Dr. DiTuro subsequently resigned as directors of both subsidiaries on November 15, 1995);

                  4. Alan I. Goldman, a nominee of the Committee, Peter M. Mark, a member of the Committee, and Lee S. Rosen, a member of the Committee and also a Committee nominee, were elected as directors of USAT;

                  5. John C. Lawn and Linda H. Masterson were elected as directors of USAT; and

                  6. James C. Witham, Chairman of the Board, President and Chief Executive Officer, and Karen B. Laustsen, Executive Vice President, continued to serve USAT in such capacities and as directors (see second succeeding paragraph), while Gary S. Wolff remained as Chief Financial Officer on an interim basis and will serve USAT in other capacities after a new Chief Financial Officer is appointed.

                  At the Annual Meeting of Stockholders held on February 7, 1996, Mr. Witham and Ms. Laustsen were elected to serve for a one-year term, Messrs. Goldman and Mark were elected to serve for a two-year term and Messrs. Lawn and Rosen and Ms. Masterson were elected to serve for a three-year term.

                  On April 18, 1996, Mr. Witham and Ms. Laustsen resigned their officerships and directorships in USAT; however, they remained as employees of USAT to assist in the transition and other matters until May 31,1996. They continued to serve as directors of U.S. Drug and Good Ideas until May 28, 1996 in the case of Ms. Laustsen and May 31, 1996 in the case of Mr. Witham. The resignations of Mr. Witham and Ms. Laustsen were voluntary and relationships have continued on a cordial, cooperative basis since April 18th.

                  Recognizing that RSA could bring potential revenues to the Company in what the USAT Board deemed to be the Company's core businesses, especially if RSA were part of the Company and not just a consultant, and that Mr. Stutman was a recognized authority in the area of substance abuse prevention programs, four of the independent directors of USAT negotiated with Mr. Stutman the terms for a possible acquisition of RSA. When Mr. Witham joined the discussions, he favored naming Mr. Stutman as Chief Executive Officer of USAT and offered to resign so that there would be no question as to Mr. Stutman's authority, believing that this would be in the best interests of the Company and all USAT stockholders. Ms. Laustsen subsequently also offered to resign for the same reason. Recognizing that, as a result of these offers, USAT would lose two of its principal executive officers, the remaining directors and Mr. Stutman then negotiated with Ms. Masterson the terms of her becoming President and Chief Operating Officer of USAT.

                  On April 18, 1996, Robert Stutman was elected as Chairman of the Board and a director of USAT and designated as its Chief Executive Officer. On the same day, but effective May 13, 1996, Ms. Masterson, a director, was elected as the President of USAT and designated as its Chief Operating Officer. Mr. Stutman and Ms. Masterson were, on May 31, 1996, elected as directors of Good Ideas and U.S. Drug, as was Michael S. McCord, a former member of the Committee, a consultant to USAT's Board of Directors, and a stockholder of each of USAT, Good Ideas and U.S. Drug.

                  On April 18, 1996, USAT agreed in principle to acquire RSA, a provider of corporate drug-free work place programs and of which Mr. Stutman was President and founder. As indicated above, the terms of the acquisition were negotiated with Mr. Stutman by four independent directors of USAT. Since January 1996, RSA has been designing policies and programs for the ProActive subsidiary. The acquisition of RSA was completed on May 21, 1996. (See the section "Subsidiaries - ProActive Synergies, Inc./Robert Stutman & Associates, Inc." under this caption "Business of the Company" and Note 16 to the Financial Statements included elsewhere in the Report.)

ITEM 2. PROPERTY

            USAT occupies approximately 20,000 square feet office and factory facilities in Rancho Cucamonga, California under a lease expiring January 31, 1997, which premises are shared with two of its subsidiaries. This lease includes the option of extending its term for two consecutive five-year periods. USAT's subsidiary ProActive occupies approximately 1,640 square feet of office space in Savannah, Georgia under a lease expiring January 2, 1999. The Alconet subsidiary occupies approximately 1,200 square feet of office space in Bismark, North Dakota under a lease expiring March 31, 1997.

            Effective August 1, 1996, USAT will sublease approximately 8,500 square feet of office space in Fort Lauderdale, Florida, under a lease expiring November 30, 2001, which lease grants the tenant a right to renew for an additional five-year term. The space will be utilized as headquarters for Robert Stutman, Chairman of the Board and Chief Executive Officer of USAT, RSA and ProActive. RSA's landlord for space in Dedham, Massachusetts has agreed to a cancellation of RSA's lease. ProActive is attempting to sublease the office space described in the preceding paragraph. USAT may seek to sublet up to 1,000 square feet of the new space pending utilization thereof.

            Good Ideas previously occupied approximately 22,000 square feet of office and factory space in Fort Worth, Texas under a lease which expired December 31, 1995. Good Ideas currently subleases warehouse space on a month to month basis. Until April 30, 1996, USAT's subsidiary USRR occupied approximately 17,000 square feet of office and factory space in Rancho Cucamonga, California under a lease expiring June 30, 1999. Pursuant to the sale of USRR's assets (see the section "Subsidiaries-U.S. Rubber Recycling, Inc." in Item 1 to this Report), the purchaser assumed the foregoing lease, but the landlord did not release USRR from its obligations.

            In addition to rent, the leases provide for payment of real estate taxes and other occupancy costs. For information as to the aggregate rentals paid during the past three fiscal years and anticipated to be paid in the ensuing three fiscal years, see Note 12 to the Company's Financial Statements elsewhere in this Annual Report.

            Management is of the opinion that the leased facilities are currently adequate and suitable for the Company's needs.

            Copies of the above leases are filed (some by incorporation by reference) as exhibits to this Report and are incorporated herein by this reference.


ITEM 3.  LEGAL MATTERS

            The Company is not a party to any material litigation and is not aware of any pending litigation that could have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of the stockholders of USAT was held on February 27, 1996.

(b)  The following directors were elected at the meeting:

     James C. Witham (1)
     Karen B. Laustsen (1)
     Peter M. Mark
     Alan I. Goldman
     Linda H. Masterson
     Lee S. Rosen
     John C. Lawn

     -----------------
     (1) See the section "Recent Developments" in Item 1 to this Report.

(c)  The following matters were voted on at the meeting:


                                                          Shares Voted
                                           -------------------------------------------
                                                   For                 Against/Abstain
                                           ---------------------       ---------------
Election of Directors                      23,812,702-24,055,749       794,089-551,042

Ratification of Ernst
  & Young, LLP as independent
  auditors                                 24,376,244                  230,547

                                     PART II


ITEM 5. MARKET DATA FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


MARKET DATA

         Since January 2, 1992, the USAT Common Stock has traded on the American Stock Exchange ("AMEX") under the symbol "AAA." The following table sets forth the high and low sales prices for the shares of the USAT Common Stock during the periods indicated:

                                       High            Low
                                       ----            ---
FISCAL 1995

       Quarter Ended
       June 30, 1994                  $2.5625        $1.75
       September 30, 1994             $4.25          $2.1875
       December 31, 1994              $5.625         $3.1875
       March 31, 1995                 $3.75          $1.875

FISCAL 1996

      Quarter Ended
      June 30, 1995                   $2.1875        $1.625
      September 30, 1995              $2.9375        $1.875
      December 31, 1995               $2.25          $1.875
      March 31, 1996                  $3.375         $1.8125

         On June 21, 1996, the closing sales price of the USAT Common Stock was $2.5625 per share.

HOLDERS

         The holders of record of the USAT Common Stock on March 31, 1996 were 1,123 and USAT estimates, based on the number of proxies mailed in connection with the 1996 Annual Meeting of Stockholders, that it has approximately 8,200 stockholders, including holders in street name.

DIVIDENDS

         No dividends on the USAT Common Stock have been declared by USAT's Board of Directors through March 31, 1996 and, in view of the Company's cash requirements and history of operational losses, USAT's Board of Directors has no current intention to declare or pay dividends on the USAT Common Stock in the foreseeable future. Dividends on the Class A Preferred Stock are payable semi-annually cumulative from December 17, 1990 and all dividends have been paid timely.

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables set forth selected financial data of the Company for the five fiscal years ended March 31, 1996. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements and related notes thereto included elsewhere in this Report.

                                                        For the Years Ended March 31,
                             ------------------------------------------------------------------------------
                                  1996              1995            1994              1993          1992
                                  ----              ----            ----              ----          ----
Selected Consolidated Income Statement Data:

CONTINUING OPERATIONS:
  Sales - Net                 $ 1,165,661        $1,695,215     $   442,728       $  611,739     $  688,412
                             ------------       -----------    ------------      -----------    -----------
  Costs and Expenses:
   Cost of Sales
   (Exclusive of
    Depreciation
    Shown Below)                1,208,726         1,397,034         389,830          464,103        545,594
  Selling, General &
   Administrative Exp.
   (Exclusive of
    Depreciation
    Shown Below)                5,720,592         5,284,405       3,759,858        4,647,943      2,549,367
  Research &
       Development              1,005,832         1,248,962         947,811        1,067,381        156,817
  Interest                         81,450            46,069           1,534           24,116         73,311
  Depreciation and
  Amortization                  1,017,534           695,367         380,676          191,414         61,907
  Loss from Settlement
  of Class Action
  Litigation                        --                --          4,600,000            --              --
  Loss from Settlement
  of Litigation                 1,137,914             --             50,000          652,625        582,338
  Buy-out of Consulting
  Agreement                         --                --              --               --           400,000
                             ------------       -----------    ------------      -----------    -----------
Total Cost
    and Expenses               10,172,048         8,671,837      10,129,709        7,047,582      4,369,334
                             ------------       -----------    ------------      -----------    -----------
Loss from
   Operations                  (9,006,387)       (6,976,622)     (9,686,981)      (6,435,843)    (3,680,922)

Other Income
  (Expense) - Net                 408,876          (499,137)       (473,241)      (1,187,772)       137,770
                             ------------       -----------    ------------      -----------    -----------

Loss Before Minority
  Interest in Net
  Loss (Income) of
  Subsidiary                   (8,597,511)       (7,475,759)    (10,160,222)      (7,623,615)    (3,543,152)
Minority Interest
  in Net Loss (Income)
  of Subsidiary                   541,466           769,632         464,083         (360,477)        53,128
                             ------------       -----------    ------------      -----------    -----------
Loss from Continuing
  Operations                   (8,056,045)       (6,706,127)     (9,696,139)      (7,623,615)    (3,490,024)
                             ------------       -----------    ------------      -----------    -----------
DISCONTINUED OPERATIONS:
Loss from Discontinued
  Operations before
  Minority Interest, Net
  of Subsidiary Preferred
  Stock Dividends Paid         (1,545,457)         (857,575)       (242,451)        (173,118)         --
Minority Interest, net of
  Subsidiary Preferred Stock
  Dividends Paid                  467,183           327,306        (127,445)        (200,520)         --
Loss on Disposal, net of
  Minority Interest of
  $143,671                     (1,326,267)             --              --               --            --
                             ------------       -----------    ------------      -----------    -----------
Loss on Discontinued
   Operations                  (2,404,541)         (530,296)       (369,896)        (373,638)         --
                             ------------       -----------    ------------      -----------    -----------

Net Loss                     ($10,460,586)      ($7,236,396)   ($10,066,035)     ($7,997,253)   ($3,490,024)
                             ============       ===========    ============      ===========    ===========

                                                       For the Years Ended March 31,
                             ------------------------------------------------------------------------------
                                 1996               1995             1994            1993           1992
                                 ----               ----             ----            ----           ----
Weighted Average
 Common Shares
 Outstanding                 29,834,502        25,691,674      22,027,068       12,317,743      5,938,747
                             ============       ===========    ============      ===========    ===========

Loss Applicable to
  Common Stock:
Net Loss                     ($10,460,586)      ($7,236,396)   ($10,066,035)     ($7,997,253)   ($3,490,024)

Preferred Stock
  Dividend-Class "A"              (28,810)          (39,179)        (26,358)         (39,992)      (199,362)

Preferred Stock
  Dividend-Class "B"                 --             (2,425)        (13,826)         (331,767)      (227,083)
                             ------------       -----------    ------------      -----------    -----------
Loss Applicable to
  Common Stock               ($10,489,396)      ($7,278,000)   ($10,106,219)     ($8,369,012)   ($3,916,469)
                             ============       ===========    ============      ===========    ===========



Per Common Share (1):
Loss  from Continuing
   Operations                       ($.27)            ($.26)          ($.44)           ($.65)         ($.66)
Loss from Discontinued
   Operations                        (.08)             (.02)           (.02)            (.03)         --
                             ------------       -----------    ------------      -----------    -----------
Net Loss                            ($.35)            ($.28)          ($.46)           ($.68)         ($.66)
                             ============       ===========    ============      ===========    ===========


(1)  Adjusted to reflect all common stock splits.


                                                                March 31,
                              -----------------------------------------------------------------------------
                                  1996            1995            1994               1993           1992
                                  ----            ----            ----               ----           ----
Selected Consolidated Balance Sheet Data:

Working Capital               $ 1,685,583      $ 4,634,665     $ 7,489,655        $3,172,817    $11,778,216
                              ===========      ===========     ===========        ==========    ===========

Total Assets                  $ 6,952,284      $14,097,548     $16,848,773        $6,300,602    $12,904,801
                              ===========      ===========     ===========        ==========    ===========

Long-Term Debt -
  Less Current
  Portion                     $    42,962      $    79,008     $    81,521        $    2,886    $    --
                               ==========      ===========      ==========        ==========    ===========

Minority Interest             $ 1,478,508      $ 2,723,502     $ 3,705,120        $3,676,068    $ 4,090,109
                              ===========      ===========      ==========        ==========    ===========

Shareholders' Equity          $ 4,032,330      $ 7,693,942     $ 6,844,375        $1,482,943    $ 8,301,977
                              ===========      ===========      ==========        ==========    ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EFFECT OF MERGER -- U.S. DRUG TESTING, INC.

         During May 1996, USAT filed the U.S. Drug Registration Statement to register shares of the USAT Common Stock to be issued to the minority stockholders of U.S. Drug upon consummation of a proposed merger of U.S. Drug with and into a wholly owned subsidiary of USAT. The effects of the proposed merger (the "U.S. Drug Merger") are discussed below.

         Although consummation of the U.S. Drug Merger will result in the cancellation of the indebtedness from USAT to U.S. Drug ($282,000 outstanding as of March 31, 1996 and due June 30, 1996), USAT will still have to invest at least $4,500,000 to $5,000,000 in the drug testing operations during the next two years in order to complete the development of the drug testing products. The foregoing estimate does not reflect an additional $2,000,000 to $2,500,000 required for manufacturing line start-up expenses. Because no revenues from sales are currently expected from the drug testing operations for at least 20 to 30 months, assuming U.S. Drug Acquisition Corp., as the successor to U.S. Drug by merger, meets the current product development schedule, as to which there can be no assurance, the drug testing operations will operate at a loss for at least the next two fiscal years, requiring the Company to seek to generate revenues from the combined RSA/ProActive business and from its alcohol testing operation, assuming that the sale of Good Ideas is effected. Although USAT management is optimistic about the Company achieving a significant amount of revenues from the alcohol testing and the combined RSA/ProActive operations, there can be no assurance that management's expectations will be achieved and in the time frame that management contemplates. Management believes that the combined RSA/ProActive operations can also increase the revenues from the alcohol testing products and, when its products are developed and marketable, those of the drug testing subsidiary. Although the sale of the rubber recycling operation and the desired sale of the toy operation, as to which there can be no assurance that the latter sale will be consummated or, if sold, as to when and for what purchase price the sale will be effected, will eliminate a substantial portion of the Company's operating losses, such sales will also substantially reduce the Company's revenues (the toy and rubber recycling operations constituted 79.9% of the Company's revenues in fiscal 1995 and 67.3% in fiscal 1996). Accordingly, in order to meet the Company's cash requirements, particularly those relating to its drug testing operation, the Company must develop new sources of revenues - as to which the combined RSA/ProActive operation is the most likely source, seek additional financing and/or secure additional exercises of outstanding USAT Common Stock purchase warrants and stock options. There can be no assurance that any of these sources of cash will produce sufficient amounts required for the Company's operations, including U.S. Drug's, although USAT management believes, as discussed below under "Liquidity and Capital Resources," that, as the result of the recently completed private placement, the recent exercises of Common Stock purchase warrants and other potential sources of funds, the Company expects to meet its cash requirements for at least the next 12 months. There is, of course, no assurance that management's expectations will be realized.

         If the U.S. Drug Merger is not effected, an infusion of equity will be necessary for U.S. Drug to maintain its listing of the U.S. Drug Common Stock on the Pacific Stock Exchange because U.S. Drug, based on its balance sheet as of March 31, 1996, did not meet such Exchange's assets and stockholders' equity maintenance requirements. Similarly, U.S. Drug would not meet the entry requirements of the American Stock Exchange or the National Association of Securities Dealers Automated Quotation ("NASDAQ") System. Even if the current maintenance problem is resolved by an infusion of equity, because of the anticipated continuing losses, U.S. Drug will probably have the same compliance problem for at least 20 to 30 months (i.e., the necessity to infuse capital to offset operational losses). Any delisting from the Pacific Stock Exchange and inability to list on another exchange or the NASDAQ System will adversely affect U.S. Drug's ability to raise additional equity financing. In such event, the burden to seek financing for the drug testing operation would fall solely on USAT, which owns 67.0% of U.S. Drug and holds the license to the USN technology.

EFFECT OF MERGER -- GOOD IDEAS

         During April 1996, USAT filed the Good Ideas Registration Statement to register shares of the USAT Common Stock to be issued to the minority stockholders of Good Ideas upon consummation of a proposed merger of a wholly owned subsidiary of USAT with and into Good Ideas. The effects of the proposed merger (the "Good Ideas Merger") are discussed below.

         Management believes that, during the past three years, manufacturers in the toy industry have faced the problem that distributors or retailers have been requesting that the manufacturers maintain the inventory, thereby increasing manufacturers' expenses, and have been minimizing the number of vendors which sell to them, which has the effect of squeezing out the smaller companies like Good Ideas with their limited product lines. Because of these problems which management believe are characteristic of the toy industry generally and Good Ideas' declining sales and increasing losses, the USAT Board of Directors concluded on February 26, 1996 that Good Ideas was not likely to reverse the trend of increasing losses during the next 12 months. The Board believed that, whether or not the Good Ideas Merger was consummated, the only way to improve operational results was to secure new toy products, whether through licensing arrangements or otherwise; however, this type of program, even if successful, as to which there can be no assurance, would require substantial cash investments, which is contrary to the Board's conclusion that the Company's best opportunity at maximizing revenues and securing profitability was by concentrating on its alcohol and drug testing and human resource provider operations as its core businesses. Accordingly, on February 26, 1996, the USAT Board authorized seeking a purchaser for Good Ideas. In addition, the USAT Board suspended management fees to USAT retroactive to January 1, 1996. The Board, believes that, pending receipt of an acceptable offer, as to which there can be no assurance, Good Ideas' cash resources and expected cash flow from operations, coupled with its cost reduction actions (such as not renewing the lease for office and warehouse facilities), will be sufficient to meet Good Ideas' cash requirements for the next 12 months if such time is required to sell or liquidate. However, there can be no assurance that additional funds may not be required. The USAT Board believes that liquidation of Good Ideas by no later than December 31, 1996 would be preferable than investing at that time substantial additional funds in Good Ideas, other than repaying USAT's indebtedness to Good Ideas due June 30, 1996. The Good Ideas Merger would terminate USAT's obligation to make such repayment.

         If the Good Ideas Merger is not consummated, the Good Ideas Board could consider whether the expenditure of funds to secure new products was preferable to a sale or liquidation. However, for the reasons set forth in the preceding paragraph, the answer will probably be in the negative.

LIQUIDITY AND CAPITAL RESOURCES

         Although the Company has a history of operating losses through March 31, 1996, management believes that the Company will have the cash resources available to meet all of its operating requirements for the ensuing 12 months. Management bases its belief on the following:

Discontinued Businesses. Good Ideas and USRR have produced significant operating losses over the last several years. Both operations were treated as discontinued operations in the financial statements for fiscal 1996. USRR was sold April 30, 1996. Good Ideas' operations have been substantially suspended and the Company is seeking a buyer for its assets. If no satisfactory offers are received, the operation will be liquidated prior to December 31, 1996.

Nonrecurring Losses. Fiscal 1996 included $1,137,914 in losses from the settlement of litigation. Management is not aware of any litigation or claims which would cause this type of loss to recur in the fiscal year ending March 31, 1997 ("fiscal 1997"), although there can be no assurance that such claims will not arise.

Operational Sources. Management believes that cash flow from operations will be increased in fiscal 1997 through the addition of the RSA revenues and by developing the ProActive human resource business, neither of which were significant contributors in fiscal 1996. Management also believes that increased emphasis can be made on selling its Mobile Alcohol Collection System ("MACS") and Alco-Breath Tubes ("ABT") for use in industrial companies and thereby increase the revenues in the alcohol testing operation. By unifying its sales force to on sell both the RSA/ProActive "product" and these alcohol testing products and changing the marketing emphasis, management believes that increased revenues can be developed in fiscal 1997. Management will also continue to emphasize the cost reduction programs previously instituted. If the feasibility study as to saliva based testing product currently being conducted by U.S. Drug indicates further development is desirable, the Company can seek to have a major company help in the development program, which would reduce current expenditures, but would also reduce future revenues to the extent marketing rights are demanded by such "development partner." To the extent that the feasibility study indicates insurmountable problems with respect to further development, then the anticipated further research and development expenses can be avoided. There can be no assurance that the Company's operational programs will produce an increased cash flow from operations or, if it does, when such result will be achieved.

Equity Sources. From December 1995 to February 1996, USAT completed a private placement of USAT Common Stock pursuant to Regulation D under the Securities Act in which it realized gross proceeds of $3,750,000. Because of USAT's past history of successfully raising funds privately, management believes that this source can be "tapped" in the future if required; however, management would prefer not to use this method of financing because of the substantial dilution to current stockholders which it causes and because, absent a stockholder authorization of additional shares, the number of unreserved shares of the USAT Common Stock is currently limited. There can be, of course, no assurance that USAT will be able to consummate any future financings on a timely and favorable basis in the amount necessary to meet the Company's cash requirements should any such financing be necessary.

                  Between April 1, 1996 and June 5, 1996, warrants and options were exercised to purchase 2,353,449 shares of the USAT Common Stock generating $4,242,000 in cash. Outstanding unexercised USAT Common Stock purchase warrants as of June 5, 1996 could generate approximately $15,348,000 of new capital to the Company. Outstanding stock options could generate proceeds of approximately $1,040,000 if exercised. USAT will have to update or file registration statements under the Securities Act to make these exercises more attractive to the holders. There can be, of course, no assurance that any of the remaining warrants or options will be exercised.

                  In the event that the Company is unable to generate sufficient cash flow from operations or from sources other than those described above (which event, in management's opinion, is not likely to occur based upon past experience; however, there is no assurance that management will be successful in any future financing efforts), then the Company may have to provide for additional reductions in operating costs, thereby not only resulting in less cash from operations currently, but also delaying future revenue growth. In such event the market price of the USAT Common Stock is likely to drop, not only discouraging the future exercises of the USAT Common Stock purchase warrants and the stock options and possibly discouraging potential new investors, but also increasing the risk that a current investor in USAT may lose the value of his, her or its investment.

                  Because USAT offers its alcohol testing products, and U.S. Drug will offer, when the research and development program is successfully consummated, as to which there can be no assurance, its drug testing products, in the substance abuse industry which is noted for its scientific developments and rapidly changing technology, each faces the risk that new or modified products of competitors may make USAT's or U.S. Drug's products not competitive, either from an obsolescence or a pricing point of view. In addition, these developments may require USAT and U.S. Drug to expend substantial funds on research and development to remain competitive, possibly at times when such funds may not be available.

CHANGES IN FINANCIAL CONDITION

                  During fiscal 1996, the Company's investments in trading securities were sold and the Company realized proceeds of $3,610,000. The REMIC bonds were sold for $3,286,000 and a brokerage loan payable in the amount of $2,570,000 was repaid. In addition, the Company sold its 288,400 share investment in the common stock of Marquest Medical Products, Inc. ("Marquest"), realizing proceeds of $324,000. The sales of these investments resulted in a net gain of $302,000 over their carrying value on the March 31, 1995 balance sheet. The Company realized a loss on sale of marketable securities in fiscal 1996 of $1,889,000. Management will make no further investments in any high risk trading securities.

                  The Company's investment policy on a prospective basis, assuming the availability of funds not required for immediate use in the operations of the business, will require such funds to be invested in certificates of deposit, money market accounts, government securities and high quality commercial paper where the principal will be substantially protected from market fluctuations.

OPERATING CASH FLOWS

                  Cash used for operations was $8,711,000 for fiscal 1996. The net loss for the period was $10,461,000 and the difference between the net loss and the net cash used by operating activities was $1,750,000. Components of this difference included:

                                                          Increases          Decreases
                                                          ---------          ---------
                  Accounts Receivable                                       $  151,000
                  Inventory                                                    552,000
                  Minority Share                          $1,009,000
                  Accounts Payable                           848,000
                  Unrealized Gain                            302,000
                  Depreciation/Amortization                                  1,311,000
                  Accrued Expenses                                             236,000
                  Loss on Disposal of Discontinued
                    Operations                                               1,326,000
                  Other Components, net                        --              333,000
                                                          ----------        ----------
                  Total                                   $2,159,000        $3,909,000
                                                                             2,159,000
                                                                            ----------
                  Net Decrease                                              $1,750,000
                                                                            ==========

INVESTING CASH FLOWS

                  Cash provided from investing activities was $3,428,000 for fiscal 1996. $3,610,000 was generated from the sales of trading securities as described above and $220,000 was used for the purchase of property and equipment. Other net sources of funds amounted to $38,000.

FINANCING CASH FLOWS

                  Cash provided from financing activities was $4,937,000 during the fiscal 1996. The Company provided cash from the sale of securities in two private placements in the aggregate gross amount of $6,788,000, from the exercise of warrants in the amount of $167,000 and from demand loans, secured by U.S. Drug's REMIC bonds, in the amount of $1,000,000. Cash from the sale of the REMIC bonds included as an investing activity was used to pay off brokerage loans in the amount of $2,570,000. Expenses of raising the $6,955,000 from the placements and warrants were $363,000. Net payments of long term debt and payment of dividends on the Preferred "A" Stock used cash of $85,000.

                  Cash resources will be more than adequate, in management's opinion, to meet the Company's commitments which include lease obligations, royalty obligations and development of products for at least the next 12 months. There are currently no unfunded commitments for capital expenditures.

RESULTS OF OPERATIONS

FISCAL 1996 VS. FISCAL 1995

                  Revenues from continuing operations for fiscal 1996 were $1,166,000, a decrease of $529,000 or 31.2% from revenues of $1,695,000 reported for fiscal 1995. Revenues from the sale of alcohol breath analyzing equipment decreased by $750,000, which decrease was attributable to an unusually high volume of alcohol breath analyzing machines sold in the third quarter of the prior year and a reduction in sales effort as the sales force was reassigned to the ProActive startup. Sales of the Biotox division decreased $227,000, reflecting the end of a contract performing methadone tests. These decreases were offset by an increase in cost per test revenue from the alcohol breath analyzing equipment of $185,000, miscellaneous sales of supplies of $42,000 and revenues of $203,000 from Alconet, which was acquired March 31, 1995, and the human resource provider business which, while still in a start up mode, produced revenues of $18,000.

                  Cost of sales for the fiscal 1996 on a continuing operations was 100.4% of revenues as compared to 82.4% of revenues for fiscal 1995 as a result of lower sales volumes, increased labor and supply costs relating to the cost per test business and an inventory write-off of $193,000 during fiscal 1996.

                  Selling, general and administrative expenses were $5,721,000 for fiscal 1996, representing an increase of $437,000 or 8.3% from the $5,284,000 of such expenses incurred for the comparable period of the prior year. The expenses for fiscal 1996 included $397,000 of expenses incurred by a newly acquired subsidiary, Alconet, not included in the comparable numbers for the prior year.

                  Research and development expenses were $1,006,000 for fiscal 1996, representing a decrease of $243,000 or 19.5% from the expenses in the prior year. Research and development expenses in connection with USAT's alcohol testing machine decreased by $215,000 during fiscal 1996 from such expenses in the prior year, which decrease was attributable to the fact that the machines were placed in service in the fourth quarter of the prior year. U.S. Drug's research and development expenses decreased $35,000 as compared with such expenses in the prior year.

                  Loss from the settlement of litigation for fiscal 1996 included nonrecurring legal and other expenses in the amount of $888,000 which were incurred by USAT in connection with its settlement with the Committee of the consent solicitation litigation. Additionally, a non-recurring settlement of $250,000 was paid to two former owners of Alconet, Inc. relating to a dispute over the terms of their employment contracts.

                  Depreciation and amortization was $1,018,000 for fiscal 1996, representing an increase of $322,000 or 46.3% over depreciation and amortization in fiscal 1995, which increase was attributable primarily to depreciation on USAT's alcohol testing machines placed in testing sites in connection with the cost per test agreements with major laboratories. The majority of these machines were placed in service in the fourth quarter of fiscal 1995. These machines represented an increase in depreciation expense of $514,000 for fiscal 1996 as compared to the expense in the prior year based on a full year's depreciation in fiscal 1996.

                  The Company's operating loss of $9,006,000 for fiscal 1996 increased by $2,029,000 over its operating loss of $6,977,000 for the prior year. The increased operating loss can be attributed to: the lower level of revenues generated from the alcohol testing business attributable to an unusually high volume of alcohol breath analyzing machines sold in the third quarter of the prior year; negative gross margins for fiscal 1996 resulting from higher labor and supply costs necessary to support the start up of the cost per test business; increased selling, general and administrative expenses and nonrecurring losses from settlement of litigation in the amount of $1,138,000, operating losses of $576,000 incurred by Alconet, a newly acquired subsidiary not included in the prior year numbers; and increased depreciation cost relating to the cost per test business.

                  Other income, net of other expenses, for fiscal 1996 was $409,000 as compared to an expense of $499,000 reported for fiscal 1995. The trading securities sold by the Company in fiscal 1996 generated a profit of $302,000 over their carrying value in the March 1995 balance sheet. During fiscal 1995, these securities generated a loss of $155,000 and an unrealized loss of $598,000. Interest income decreased by $134,000 for fiscal 1996 as compared to the interest income in the prior year.

                  Management is of the opinion that it is too speculative to project at this time when the Company will turn profitable because of the Company's history of operational losses, the delay in completing and then marketing its urine sample drug testing product in order to wait until a saliva sample drug testing product is available, the fact that its human resource provider program is in its early marketing stages and the discontinued operations of the toy subsidiary.

U.S. DRUG TESTING, INC. (SUBSTANCE ABUSE TESTING)

                  During fiscal 1996, the Company continued as a development stage enterprise with no revenues. Selling, general and administrative expenses were $417,000 in fiscal 1996 as compared with $850,000 in fiscal 1995 or a decrease of $433,000, resulting primarily from a $325,000 reduction in the royalty payments on the USAT license with the USN from $375,000 in fiscal 1995 to $50,000 in fiscal 1996. Other selling, general and administrative expenses for fiscal 1996 were comprised of royalty expenses of $62,000, rent, utilities and telephone charges of $97,000, insurance expenses of $35,000, marketing research expenses of $44,000, legal and auditing services of $33,000, directors' fees of $10,000, travel expenses of $24,000 and other expenses of $112,000. Research and development expenditures totaled $851,000 in fiscal 1996 as compared with $886,000 in fiscal 1995. The 1996 expenditures consisted of payroll and fringe benefits of $593,000, outside consulting services of $184,000 and other costs of $74,000. Depreciation expense decreased $19,000 from $163,000 in fiscal 1995 to $144,000 in fiscal 1996 as some assets became fully depreciated during the year. Management fees paid to USAT were $420,000 in both fiscal 1996 and fiscal 1995. For a description of the services rendered under the management agreement relating to these fees, see the section "Subsidiaries-U.S. Drug Testing, Inc." in Item 1 to this Report. Interest expenses on brokerage loans were $72,000 during fiscal 1996 as compared with $42,000 during fiscal 1995 or an increase of $30,000 resulting from increased borrowings during fiscal 1996. Other income (expense) resulted in net income of $263,000 in fiscal 1996 as compared with net income of $31,000 in the prior year or an increase of $232,000. Fiscal 1996 other income (expense) is comprised of a gain of $76,000 on the sale of REMIC bonds over their earnings value at March 31, 1995, interest income primarily relating to the REMIC bonds of $105,000 and interest income on loans to USAT of $82,000. In fiscal 1995 other income (expense) was comprised of interest income, primarily on the REMIC bond of $245,000, interest income from USAT of $20,000 and an unrealized loss on the market value of the REMIC bonds caused by generally higher interest rates.

                  As of March 31, 1996, U.S. Drug did not anticipate generating revenues from product sales during fiscal 1997 and, accordingly, anticipated that operating losses would continue for at least a 12 to 24-month period. USAT will need to provide the funding necessary to complete the development of the U.S. Drug products and bring them to market.

DISCONTINUED OPERATIONS

GOOD IDEAS ENTERPRISES, INC. (TOY)

                  Net sales for fiscal 1996 were $1,508,000, a decrease of $3,098,000 or 67.3% from the net sales in the prior year. Of this decrease, $1,994,000 or 64.4% was attributable to Toys R Us, the major customer of Good Ideas, not placing orders for Good Ideas' toy products. The customer attributed its reduction in orders to its large inventories and declining sales and customer traffic. Management believes that other manufacturers in the toy industry are currently facing these same problems - their distributors or retailers to which they sell have large inventories of products and declining sales and customer traffic. In addition, management believes that many retailers are minimizing their number of vendors and reducing the number of items carried in inventory which has the result of squeezing out the smaller companies with their limited product lines.

                  Gross profit for fiscal 1996 was $163,000 or 10.8% of net sales as compared with $1,324,000 or 28.7% of net sales for the prior year. The decrease in gross profit as a percentage of net sales was primarily due to a writeoff of inventory in the amount of $192,000.

                  Selling, general and administrative expenses for fiscal 1996 decreased to $1,279,000 from $1,924,000 for the comparable period in fiscal 1995, which decrease was attributable to reductions in payroll and related costs during fiscal 1996.

                  Management fees paid to USAT were $225,000 for fiscal 1996, representing a decrease of $80,000 from the $305,000 of fees paid for fiscal 1995. The decrease resulted from USAT's suspension of the management fee retroactive to January 1, 1996.

                  Good Ideas recognized interest income of $158,000 from its loans to related parties during fiscal 1996, as compared with $68,000 in the prior year due to increased loan balances. Good Ideas also recognized interest income from money market investments of $3,500 and $44,000 during fiscal 1996 and fiscal 1995, respectively.

                  The net loss for Good Ideas was $1,566,000 for fiscal 1996, representing an increase of $768,000 from the net loss of $798,000 reported for fiscal 1995. The increase in the net loss was due to the decreases in sales and gross profit offset by the decreases in selling, general and administrative expenses and management fees, all as described in the preceding paragraphs. The net loss for the current year was also increased by the writedown of assets in the amount of $258,000 and the projected costs through sale or liquidation in the amount of $110,000.

                  Unless Good Ideas were to add new products to its line, as to which there can be no assurance, and there were a stronger demand for toy products in the industry generally, management does not believe that a turnaround in Good Ideas' operations would occur during the next 12 months, if not at a later date. Although management of Good Ideas had in the past considered plans to expand the product line, it was reluctant to implement these plans absent a change in the industry conditions described above. On February 26, 1996, the USAT Board determined to sell or liquidate Good Ideas, a conclusion concurred with by the Good Ideas Board. As a result of the above decision, the assets of Good Ideas are included in the consolidated balance sheet at management's estimate of liquidation value and the results of operations of Good Ideas are presented on a discontinued basis.

U.S. RUBBER RECYCLING, INC. (RECYCLED RUBBER PRODUCTS)

                  Net sales of USRR for fiscal 1996 were $892,000, a decrease of $1,244,000 or 58.2% as compared with sales of $2,136,000 in the prior year. This decrease was attributable to the continuing effects of the cancellation of an agreement with a distributor (Matworks, Inc.) by USRR in October 1994 because of significant breaches of the contract by the distributor relating to its use of competitors' flooring products in violation of a contractual requirement to use only USRR's products. USAT does not intend to institute any legal action against the distributor because USRR does not want to incur the protracted legal expenses involved in litigation.

                  Gross margin for fiscal 1996 was $419,000 or 47.0% of net sales, up from a gross margin of 41.8% of net sales for fiscal 1995. The increase in gross margin was attributable to an increase in the selling price of USRR's product to its customers. This offset an inventory write off of floor tiles which became non-repairable during the six months ended September 30, 1995. Floor tiles not meeting quality control standards are segregated in the inventory for future repairs to correct the flaws and those not repairable are discarded. During fiscal 1995, USRR worked a double shift to meet the production demand created by the agreement with the distributor. Inexperienced labor resulted in an increase in tiles not initially suitable for shipments.

                  Selling, general and administrative expenses were $605,000 for fiscal 1996, representing a decrease of $214,000 from such expenses in fiscal 1995. Of this amount, $162,000 represented a decrease in commissions and freight related to the decline in sales revenue.

                  Management fees paid to USAT were $89,000 for fiscal 1996, representing a decrease of $124,000 from such fees in the prior year.

                  Depreciation expense was $99,000 for fiscal 1996, representing an increase of $40,000 over such expense in the comparable prior year, which increase was attributable to the commencement of depreciation on additional manufacturing equipment built in contemplation of potential expansion.

                  Interest expense was $123,000 for fiscal 1996 as compared with a $112,000 expense in the comparable period in 1995 as a result of borrowings from affiliates.

                  The operating loss of $492,000 for fiscal 1996 represented a decrease of approximately $131,000 from an operating loss of $623,000 for fiscal 1995. The decrease was primarily attributable to the increased percentage of gross margin and the decrease in selling, general and administrative expenses incurred during fiscal 1996.

                  The USAT Board, on February 26, 1996, concluded that the Company should concentrate on alcohol and drug testing and ProActive's human resource provider operations as its core businesses and, accordingly, authorized seeking a purchaser for USRR. A sale of substantially all of the assets of USRR was consummated on April 30, 1996. The net loss for fiscal 1996 included a $88,000 loss on disposal of USRR's assets.

FISCAL 1995 VS. FISCAL 1994

                  Revenues from continuing operations for fiscal 1995 were $1,695,000, an increase of $1,252,000 or 282.6% over the revenues of $443,000 reported for fiscal 1994. This sales increase was attributable to sales of USAT's Alco Analyzer 2100.

                  Cost of sales for fiscal 1995 was 82.4% of revenues as compared to 88.1% of revenues for the prior year. This increase was attributable to the higher than projected costs involved in building the initial alcohol testing machines that were sold in fiscal 1995.

                  Selling, general and administrative expenses were $5,284,000 for fiscal 1995, representing an increase of $1,524,000 over the $3,760,000 in such expenses reported for fiscal 1994. The Company incurred $1,230,000 of development marketing and training costs in connection with the alcohol testing machine during fiscal 1995.

                  Research and development expenses were $1,249,000 for fiscal 1995, representing an increase of $301,000 over the expenses reported for fiscal 1994. Of the total expenditures in fiscal 1995, $886,000 represented research and development by U.S. Drug in connection with technology licensed to USAT from the USN for drugs of abuse, representing an increase of $158,000 over the fiscal 1994 expenditures. The Company incurred research and development expenditures of $363,000 during fiscal 1995 in connection with the development of its alcohol testing machine, representing an increase of $143,000 over the expenditures for fiscal 1994.

                  Depreciation and amortization was $695,000 for fiscal 1995, representing an increase of $314,000 over the $381,000 in depreciation and amortization reported for fiscal 1994, primarily attributable to depreciation of the alcohol testing machines.

                  Losses from settlement of class action and other litigation were $4,650,000 for fiscal 1994. The Company incurred no similar costs during fiscal 1995.

                  Operating losses of $6,977,000 for fiscal 1995 decreased by $2,710,000 from the losses of $9,687,000 reported for fiscal 1994, primarily attributable to the litigation losses of $4,650,000 incurred for fiscal 1994.

                  Other income (expense) for fiscal 1995 and 1994 included charges for unrealized losses on marketable securities of $598,000 and $388,000, respectively. A primary cause of these charges was the decline in the market value of the Company's investments in REMIC bonds issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. The Company originally invested in the REMIC bonds on the advice of a registered broker-dealer which recommended these bonds as an investment with high interest rates and low market risk. The Company, through inexperience in dealing with this type of investment, did not enter into any hedging transactions to mitigate these losses and held the bonds in anticipation of increases in their market value. Upon such increases in market value, the Company sold the bonds, partially recovering its previously recorded unrealized losses. Since December 1993, no additional investments of this type have been made and none are contemplated in the future. Interest income was $250,000 for fiscal 1995, representing an increase of $156,000 over the $94,000 in interest income reported for fiscal 1994, which increase was attributable to an increase in interest earned for fiscal 1995 by U.S. Drug of $159,000 by virtue of having the excess proceeds from its initial public offerings, completed during fiscal 1994, invested for a full twelve months.


U.S. DRUG TESTING, INC. (SUBSTANCE ABUSE TESTING)

                  During fiscal 1995, U.S. Drug, a development stage enterprise with no revenues, spent $886,000 on research and development as compared with $728,000 in such expenses in the prior year. During fiscal 1995, U.S. Drug also spent $850,000 on selling, general and administrative expenses as compared with $604,000 in the prior year.

                  U.S. Drug paid management fees to USAT of $420,000 in both fiscal 1995 and fiscal 1994. During fiscal 1995, the loss from operations of $2,363,000 also reflected interest expense of $44,000 and depreciation and amortization of $163,000. During fiscal 1994, the loss from operations of $1,876,000 also reflected interest and depreciation of $124,000.

                  U.S. Drug's operating loss was $2,363,000 in fiscal 1995 as compared to an operating loss of $1,876,000 in fiscal 1994. These operating losses were attributable to the fact that U.S. Drug was expending funds for research and development and selling, general and administrative expenses as indicated in the second preceding paragraph, as well as incurring a management fee to USAT and the other expenses as described in the preceding paragraph, while not realizing any revenues.


DISCONTINUED OPERATIONS

GOOD IDEAS ENTERPRISES, INC. (TOY)

                  Net sales of Good Ideas for fiscal 1995 were $4,606,000, a decrease of $938,000 or 16.9% from the sales in the prior year. Net sales from Good Ideas' wooden construction toy category for fiscal 1995 were $2,841,000, a decrease of $733,000 or 20.5% from the sales in fiscal 1994, which decrease was attributable to a decline in this category sales by Toys R Us, Good Ideas' major customer, resulting in a reduction of orders placed by such customer. The customer attributed its reduction in orders to its large inventories and declining sales and customer traffic. At March 31, 1995, management believed that other manufacturers in the toy industry were facing these same problems - their distributors or retailers to which they sold had large inventories of products and declining sales and customer traffic.

                  Gross profit for fiscal 1995 was $1,324,000 or 28.7% of net sales as compared to $1,487,000 or 26.8% of net sales for fiscal 1994. The increase in gross profit as a percentage of net sales was primarily due to Good Ideas' effort to increase its gross margins on product sold by either raising selling prices or adjusting the quantity of parts in its playsets.

                  Selling, general and administrative expenses for fiscal 1995 increased to $1,924,000 or 41.8% of net sales from $1,487,000 or 27.6% of net sales for fiscal 1994. This increase was the result of two factors. First, the fixed overhead was spread over a decreased sales volume. Second, Good Ideas experienced increased legal and other public company expenses of $127,000, increased payroll costs of $86,000 resulting from additional employees hired and increased travel and promotion expenses in the amount of $97,000 resulting from Good Ideas' efforts to expand its business base.

                  Pursuant to the Good Ideas Management Agreement, USAT's fees for management and administrative services provided to Good Ideas during fiscal 1995 were $305,000, representing a decrease of $120,000 from the fees in fiscal 1994. This decrease was the result of two factors. First, during fiscal 1994, USAT's fees were computed at ten percent of net sales through September 30, 1993, while such fees were computed based on a flat monthly charge of $25,000 on the first $5,000,000 of net sales during fiscal 1995. Second, the decline in net sales volume for fiscal 1995 kept the management fee from becoming subject to a five percent surcharge on all sales over $5,000,000.

                  Good Ideas had a loss from operations of $905,000 in fiscal 1995 as compared with a loss from operations of $426,000 in fiscal 1994, an increase of $479,000 or 112.4%. The increase in operating loss was due to the decrease in sales and the increase in selling, general and administrative expenses, offset by the decrease in the management fee, as described in the preceding paragraphs.

U.S. RUBBER RECYCLING, INC. (RECYCLED RUBBER PRODUCTS)

                  USRR's net sales of $2,136,000 for fiscal 1995 increased by $941,000 or 78.7% over the net sales of $1,195,000 in fiscal 1994, which increase was attributable to a new agreement with a distributor for product placed in a major retailer. The agreement was canceled by USRR in October 1994 because of significant breaches of the contract by the distributor relating to its use of competitors' flooring products in violation of a contractual requirement to use only USRR's products. USRR does not intend to institute any legal action against the distributor because USRR does not want to incur the protracted legal expenses involved in litigation.

                  Gross margin for fiscal 1995 was $581,000 or 27.2% of net sales, a decrease from $460,000 or 38.5% of net sales for fiscal 1994. The decrease in gross margin was attributable to manufacturing inefficiencies, resulting from running a double shift which was necessitated by the increase in product demand arising from the agreement with the distributor (Matworks, Inc.). As a result of the double shift, an increase in the number of tires was required to supply the second shift, resulting in additional costs to USRR to purchase tires to maintain an adequate inventory, to remove waste from the increased volume of tires processed and an increase in the number of irregular tiles produced causing additional repair labor cost because of the training required for the new labor force to staff the second shift.

                  Selling, general and administrative expenses were $819,000 for fiscal 1995, representing an increase of $151,000 over the $668,000 of expenses for fiscal 1994. Of this amount, $131,000 represented additional payroll and consulting fees resulting from an expansion of the business.

                  Management fees paid to USAT were $213,000 for fiscal 1995, representing an increase of $94,000 over the $119,000 reported for fiscal 1994, which increase was related to the increase in sales.

                  Depreciation expense was $59,000 for fiscal 1995, representing an increase of $18,000 over such expense in the fiscal 1994, which increase was attributable to the commencement of depreciation on additional manufacturing equipment built in contemplation of potential expansion.

                  Interest expense was $2,000 for fiscal 1995 as compared with no such expense in fiscal 1994.

                  The operating loss of $511,000 for fiscal 1995 increased by $143,000 or 38.9% over the operating loss of $368,000 in fiscal 1994. The increase was attributable primarily to payroll and related costs incurred because of USRR's anticipation of opening a second manufacturing location.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14 of this Report for an index to the Financial Statements and Supplementary Data.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

                  On November 3, 1995, USAT named Ernst & Young LLP ("E&Y") as USAT's new independent auditors for fiscal 1996 instead of Wolinetz, Gottlieb & Lafazan, P.C. ("Wolinetz"), which firm had served as USAT's independent auditors since USAT's inception.

                  The reports of Wolinetz on the financial statements of the Company for fiscal 1994 and fiscal 1995 did not contain an adverse opinion or a disclaimer of opinion, nor was either report qualified as to uncertainty, audit scope or accounting principles. There had been no disagreements between USAT and Wolinetz in fiscal 1994 and fiscal 1995 and any subsequent interim period preceding the engagement of E&Y as the principal auditors on any matter of accounting principles or practice, financial statement disclosure, auditing scope or procedures.

                  Wolinetz has filed a letter to the Commission stating that it agreed with the above statements.

                  USAT did not consult E&Y, prior to its engagement, regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on USAT's financial statements, nor was a written report or oral advice provided to USAT that E&Y concluded was an important factor considered by USAT in reaching a decision as to an accounting, auditing or financial reporting issue.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

           The following table contains information concerning the current directors and executive officers of USAT as of May 31, 1996:

Name                      Age       Position
- ----                      ---       --------

Robert Stutman            53        Chairman, Chief Executive Officer and a Director

Linda H. Masterson        45        President and Chief Operating Officer and a
                                    Director

Gary S. Wolff             58        Treasurer, Chief Financial Officer and Chief
                                    Accounting Officer

Alan I. Goldman           58        Director

John C. Lawn              60        Director

Peter M. Mark             50        Director

Lee S. Rosen              41        Director

         A director will be generally elected for a classified term of three years or until his or her successor is elected and shall have qualified, which classification of directors was initiated at the Annual Meeting of Stockholders held on February 7, 1996. Each of the above directors other than Mr. Stutman (who was first elected on April 18, 1996) was first elected as a director on September 26, 1995 and was re-elected at the Annual Meeting of Stockholders held on February 7, 1996, with Messrs. Goldman and Mark to serve for a two-year term and Messrs. Lawn and Rosen and Ms. Masterson to serve for a three-year term. Mr. Stutman will serve until the next Annual Meeting of Stockholders, at which time he will have to be designated to a class as a precondition to be nominated for reelection. At the Annual Meeting of Stockholders on February 7, 1996, James C. Witham and Karen B. Laustsen were each elected for a one-year term, but resigned on April 18, 1996. Each officer of USAT is elected by the Board of Directors to serve at the discretion of the directors. Mr. Wolff has an employment agreement which expires December 31, 1996 (see the section "Employment Agreements" under this caption). There can be no assurance that this agreement will be renewed.


BUSINESS HISTORY

         ROBERT STUTMAN was elected Chairman of the Board and a director of USAT on April 18, 1996 and designated as its Chief Executive Officer. For more than five years prior thereto, he has been serving as the President of RSA, a provider of corporate "Drug-Free Workplace" programs. Prior to forming RSA, he was Special Agent in charge of the New York office of the Drug Enforcement Administration (the "DEA"). He also currently serves as a special consultant in substance abuse for the CBS News Division. USAT acquired RSA on May 21, 1996 (See the section "Subsidiaries -- ProActive Synergies, Inc./Robert Stutman & Associates, Inc." in Item 1 to this Report.

         LINDA H. MASTERSON has had substantial experience in marketing, sales and business development in the medical diagnostics, healthcare and biotechnology fields. Effective May 13, 1996, she became the President and Chief Operating Officer of USAT. Until such date, she was employed as the Executive Vice President of Cholestech, Inc., a start-up diagnostic company, for which she developed and restructured the company business strategy. In 1994, Ms. Masterson founded Masterson & Associates, a company of which she is the President and owner, engaged in the business of providing advice to start-up companies including the preparation of technology and market assessments and the preparation of strategic and five-year business plans for biotech, medical device, pharmaceutical and software applications companies. From 1992 to 1993, Ms. Masterson was employed as the Vice President of Marketing and Sales of BioStar, Inc., a start-up biotech company focused on the commercialization of a new detection technology applicable to both immunoassay and hybridization based systems. From 1989 to 1992, she was employed as Senior Vice President of Marketing, Sales and Business Development by Gen-Probe, Inc., a specialized genetic probe biotechnology company focused on infectious diseases, cancer and therapeutics. Prior to 1989, Ms. Masterson was employed for 12 years in various domestic and international marketing and sales positions at Johnson & Johnson, Inc., Baxter International Inc. and Warner Lambert Co. Ms. Masterson has a BS in Medical Technology from the University of Rhode Island, a MS in Microbiology/Biochemistry from the University of Maryland and attended the Executive Advanced Management Program at the Wharton School of Business at the University of Pennsylvania.

         GARY S. WOLFF was USAT's controller and a director from its inception through December 1988. He became USAT's Chief Financial Officer, Chief Accounting Officer and a director in September 1990 and became its Treasurer in March 1991. He has been a director, Chief Financial Officer and Chief Accounting Officer of U.S. Drug since October 1992 and a director, Treasurer, Chief Financial Officer and Chief Accounting Officer of Good Ideas since June 1992. He resigned as a director of USAT on September 26, 1995. He is licensed as a Certified Public Accountant in the States of New York and New Jersey and maintains an office in New Jersey as a self-employed sole practitioner. He devotes about 75% of his time to the affairs of the Company.

         ALAN I. GOLDMAN has had over 35 years of experience in corporate finance, investment banking, commercial banking and central banking. From February 1985 to the present, Alan I. Goldman has been engaged in investment banking and consulting on financial and management matters, specializing in mergers and acquisitions, private placements and business and organization consulting. From October 1986 to July 1990, he was a consultant to Goldmark Partners Ltd., an investment banking firm specializing in mergers and acquisitions. From June 1987 to March 1988, he was also the President of Goldmark Capital, Ltd., a private investment firm. From May 1975 to January 1985, Mr. Goldman held the position of Senior Vice President, Finance and Chief Financial Officer of Management Assistance Inc. ("MAI"), then a $450 million multinational computer manufacturing, marketing and maintenance company listed on the New York Stock Exchange. In January 1985, MAI discontinued its operations when it sold its Sorbus Service Division to a subsidiary of Bell Atlantic Corporation and its Basic Four Computer Division to a corporation now called MAI Systems, Inc. From June 1970 to May 1974, he was Vice President, Finance, Treasurer and Chief Financial Officer of Interway Corporation, then a New York Stock Exchange-listed, $200 million international company engaged in piggy-back trailer and containing leasing and fleet management and now a part of Transamerica Corporation. From 1969 to 1970, he was at Lehman Brothers where he participated in investment banking and corporate finance activities; from 1962 to 1969, he was at Bankers Trust Company, where he managed several offices; and from 1958 to 1962, he served in various positions at the Federal Reserve Bank of New York. Mr. Goldman currently serves as a director of Productivity Technologic Corporation, a public company in the production systems business.

         From December 8, 1994 to date, JOHN C. LAWN has been serving as the Chairman and Chief Executive Officer of The Century Council ("Century"), which is a national not-for-profit organization dedicated to fighting alcohol abuse which is supported by more than 800 concerned brewers, vintners, distillers and wholesalers. From 1990 to 1994, Mr. Lawn served as Vice President and Chief of Operations of the New York Yankees. From 1985 to 1990 he served as Chief Administrator at the DEA, having previously served as Deputy Administrator from 1982 to 1985, and was awarded the President's Medal, the highest honor for civilian service. Prior to joining the DEA, Mr. Lawn served with the Federal Bureau of Investigation from 1967 to 1982.

         In December 1994 PETER M. MARK formed Mark Energy Capital Group, Ltd. ("MECG"), a private investment group for which through a wholly-owned corporation he served as the General Partner from December 1994 to the present. The primary interest of MECG is to acquire proven producing oil and gas properties in the United States. In April 1981, he formed Mark Resources Corporation, a private oil and gas company whose operations were primarily located in the Appalachian Basin, and served as its President, its Chief Executive Officer and a director from April 1981 until December 1993 when it was sold to Lomak Petroleum, Inc. ("Lomak"). Mr. Mark then served as a director and the Vice Chairman of Lomak until December 1994 when he formed MECG. Between 1976 and 1991, Mr. Mark organized and managed 30 limited partnerships and numerous joint ventures which explored and developed approximately 700 wells for oil and gas.

         LEE S. ROSEN has been a financial consultant with registered broker-dealer firms for the past six and a half years. He is currently employed by Donald & Co. Securities Inc., which firm he joined in July 1995. From April 1994 until June 1995, he was employed by Kidder Peabody & Co., Incorporated ("Kidder") or, after Kidder was acquired by PaineWebber Incorporated ("PaineWebber") in January 1995, by PaineWebber. Prior to working for Kidder, from April 1993 until April 1994, Mr. Rosen was employed by Shearson, Lehman, Hutton & Co., Inc. ("Shearson") or, after Shearson was acquired by Smith Barney, Inc. ("Smith Barney") in September 1993, by Smith Barney. From September 1991 until April 1993, he was employed by Raymond James & Associates, Inc. From February 1989 until September 1991, Mr. Rosen worked for A.G. Edwards, Co., Inc.

FAMILY RELATIONSHIPS

         There are no family relationships among the directors and executive officers of USAT.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based only upon a review of Forms 3, 4 and 5 filed under Section 16(a) of the Exchange Act, USAT is aware of the following: Alan I. Goldman, John C. Lawn, Peter M. Mark, Linda H. Masterson, Lee S. Rosen and Robert Stutman, all of whom are directors of USAT and Ms. Masterson and Mr. Stutman are currently also executive officers of USAT, each failed to file reports on a timely basis as required by Section 16(a) of the Exchange Act during fiscal 1996. Each of these individuals is in the process of, or has already completed, filing the requisite Forms. Additionally, USAT has instituted procedures to ensure that all filings are made on a timely basis in the future. For fiscal 1996, Mr. Goldman filed one late report and one transaction was not reported on a timely basis. For fiscal 1996, Mr. Lawn filed one late report and one transaction was not reported on a timely basis. For fiscal 1996, Mr. Mark filed three late reports and six transactions were not reported on a timely basis. For fiscal 1996, Ms. Masterson filed one late report and one transaction was not reported on a timely basis. For fiscal 1996, Mr. Rosen filed one late report and four transactions were not reported on a timely basis. For fiscal 1996, Mr. Stutman filed one late report and three transactions were not reported on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the cash compensation and certain other components of the compensation of James C. Witham, the Chairman, President and Chief Executive Officer of USAT until April 18, 1996, and the only two other executive officers of USAT who received compensation in excess of $100,000 in fiscal 1996:

                                                 Annual Compensation                            Long Term Compensation
                                            ---------------------------------                   ----------------------
                                                                                   Other                       All
           Name and                                                                Annual        Securities    Other
           Principal                                                               Compen-       Underlying    Compen-
           Position                         Year     Salary          Bonus         sation        Options       sation
           ---------                        ----     ------          -----         -------       ----------    ------

           James C. Witham (1)              1996     $412,500(2)     $50,000         --              --           --
           Chairman, President and          1995     $301,154        $50,000         --           180,000(3)      --
           Chief Executive Officer          1994     $244,327        $50,000         --              --           --

           Gary S. Wolff (1)                1996     $203,077(2)     $25,000         --              --           --
           Treasurer and Chief              1995     $160,615        $25,000         --            80,000(3)      --
           Financial Officer                1994     $112,769        $25,000         --              --           --

                                                 Annual Compensation                            Long Term Compensation
                                            ---------------------------------                   ----------------------
                                                                                   Other                       All
           Name and                                                                Annual        Securities    Other
           Principal                                                               Compen-       Underlying    Compen-
           Position                         Year     Salary          Bonus         sation        Options       sation
           ---------                        ----     ------          -----         -------       ----------    ------


           Karen B. Laustsen (1)            1996     $159,923(2)     $25,000          --         100,000(3)      --
           Executive Vice                   1995     $120,461        $15,000          --         100,000(3)      --
           President                        1994     $89,396         $25,000          --            --           --

(1) USAT has three-year employment agreements with these officers which terminate on December 31, 1996 and which provide minimum aggregate salaries for the three officers amounting to $638,000 per year plus reimbursement for related business expenses. On April 18, 1996, James
         C. Witham and Karen B. Laustsen resigned their officerships and directorships in USAT; however, they continued to serve USAT as employees until May 31, 1996. See the section "Employment Agreements" under this caption."

(2) The amounts shown in the table exceed the salary amounts shown below in the caption "Employment Agreements" as a result of March 1996 company-wide payments of several years of unused vacation accruals, of which $95,192.25, $33,846.20 and $32,999.98 was paid to Mr. Witham, Mr.
         Wolff and Ms. Laustsen, respectively.

(3) In August 1994, USAT granted non-qualified stock options expiring August 1, 2002 (the "USAT Options") under the 1990 Restricted Stock, Non-Qualified and Incentive Stock Option Plan (the "1990 Option Plan") to purchase an aggregate of 450,000 shares of the USAT Common Stock as follows: James C. Witham - 180,000 shares, Gary S. Wolff - 80,000 shares, Karen B. Laustsen - 100,000 shares, Glenn Bergenfield - 12,500 shares, William DiTuro - 12,500 shares, Michael J. Witham - 60,000 shares and George Berger - 5,000 shares. At the date of grant, all of the foregoing optionees were directors and/or officers of USAT. All of the USAT Options are exercisable at $2.375 per share. USAT terminated the 1990 Option Plan subsequent to the grants. All of the options, except for Mr. Bergenfield's which has been exercised, will expire on the later of (a) 30 days after the effective date of a post-effective amendment to a registration statement under the Securities Act relating to the underlying shares of the USAT Common Stock or (b) 90 days after
         (i) the optionee's employment terminated or terminates or (ii), if the optionee is not an employee, the directorship terminated.

AGGREGATE OPTION EXERCISES IN FISCAL YEAR 1996
AND OPTION VALUES AT MARCH 31, 1996

           The following table sets forth certain information concerning stock option exercises by the three individuals named in the Cash Compensation Table during fiscal 1996. In addition, this table includes the number of shares covered by exercisable options as of March 31, 1996. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the closing market price of the USAT Common Stock at March 31, 1996.

===============================================================================================
                                                             Number of
                            Shares         Value             Unexercised      Value of
                            Acquired       Realized          Options          Unexercised In-
                            On                               March 31,        The-Money Options
Name                        Exercise                         1996             At March 31, 1996
- -----------------------------------------------------------------------------------------------
James C. Witham              - 0 -            - 0 -            677,500            $1,197,388
- -----------------------------------------------------------------------------------------------
Gary S. Wolff                - 0 -            - 0 -            105,000            $  114,688
- -----------------------------------------------------------------------------------------------
Karen B. Laustsen            - 0 -            - 0 -            235,000            $  376,075
===============================================================================================

OTHER COMPENSATION

         USAT currently has no pension plan in effect and has no stock option plan, restricted stock plan, stock appreciation rights nor any other long-term incentive plan under which grants or awards may be made in fiscal 1997 or thereafter. The Board is, however considering adoption of a stock option plan for directors, officers and key employees of the Company.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements (the "Employment Agreements") with each of James C. Witham, Karen B. Laustsen and Gary S. Wolff providing for a three-year term commencing January 1, 1994 and terminating December 31, 1996. On April 18, 1996, Mr. Witham and Ms. Laustsen resigned their directorships and officerships, but continued to serve USAT as employees until May 31, 1996. Copies of the Employment Agreements and the employment agreement with Michael J. Witham described in the third succeeding paragraph are filed (by incorporation by reference) as exhibits to this Report and are incorporated herein by this reference.

         Pursuant to his Employment Agreement, Mr. Witham was employed as the President and Chief Executive Officer of USAT at an annual base salary of $330,000. Pursuant to her Employment Agreement, Ms. Laustsen was employed as an Executive Vice President of USAT at an annual base salary of $132,000. Pursuant to his Employment Agreement, Mr. Wolff is employed as the Treasurer and Chief Financial Officer of USAT at an annual base salary of $176,000 per year. Each of such salaries reflects a 10% increase effective July 1, 1995, which increase was the first in 18 months. Mr. Witham and Ms. Laustsen were each required to devote substantially all of his or her time to the business of USAT, while Mr. Wolff is only required to devote a majority of his time.

         The Employment Agreements contain standard provisions for participation by the executive in USAT's benefit programs, whether relating to the USAT Common Stock, bonuses or medical, life and disability insurance or otherwise. Mr. Witham and Ms. Laustsen were each provided with a company car, which have been returned to USAT. The Employment Agreements also provide for termination in the event of disability for six or more consecutive months and termination "for cause" which means conviction for embezzlement, theft or other criminal act constituting a felony or failure to comply with the terms and conditions of the Agreement if such breach is not cured within seven days after written notice is given to the executive by the Board of Directors.

         Michael J. Witham, who is the son of James C. Witham and who was the Vice President of Manufacturing of USAT, had an employment agreement similar to the Employment Agreements providing for an annual base salary of $115,500. Effective September 26, 1995, Michael J. Witham agreed to terminate his employment agreement in consideration of a payment to him of $50,000 and an assignment to him of a company car. He resigned as an executive officer of USAT, as a director of U.S. Drug and no longer serves the Company in any capacity.

         Effective April 18, 1996, Robert Stutman, the President and a principal shareholder of RSA, became the Chief Executive Officer of USAT. Mr. Stutman's annual base salary is $225,000. He will receive a cash bonus of $100,000 if the Company breaks even in fiscal 1997 and an additional $150,000 if the Company has net earnings of $2,000,040 in fiscal 1997. Cash bonuses will be discretionary in subsequent years. He will also receive a one-time cash bonus of $50,000 upon ProActive satisfying certain performance standards. In the event that Mr. Stutman is terminated without cause (to be defined) during the first three years that he is employed by USAT, he shall receive severance pay in an amount equal to the base salary that would have been paid to him after the date of termination had Mr. Stutman not been terminated and had he been employed by USAT for a period of three years.

         Effective May 13, 1996, Linda H. Masterson, a member of USAT's Board of Directors, was employed as the President and Chief Operating Officer of USAT. Ms. Masterson's annual base salary is $175,000. Ms. Masterson was granted a warrant to purchase 600,000 shares of the USAT Common Stock. If USAT adopts a stock option plan, then the Common Stock purchase warrant will be converted to a stock option subject to such plan. In either case, the exercise price is $3.125 per share and the option or warrant became exercisable over a four-year period as follows: 50,000 shares upon commencement of the term of employment, 100,000 shares at the end of the first year, 150,000 shares at the end of the second year, 150,000 shares at the end of the third year and 150,000 shares at the end of the fourth year. The expiration dates of the stock option will be in accordance with the terms of the stock option plan and the expiration dates of the warrant will be four years from the respective dates on which the warrant becomes exercisable. A discretionary cash and/or stock bonus may be paid commencing with the fiscal year after the fiscal year in which the Company first has positive earnings. A bonus in the form of stock options pursuant to an employee stock option plan or warrants, if no such plan is adopted, shall be granted in respect of fiscal 1997 as follows: 33,000 shares if the Company breaks even in fiscal 1997 and an additional 50,000 shares if the Company has net earnings of $2,000,040 for fiscal 1997. In the event that Ms. Masterson is terminated without cause (as defined), she shall be paid severance equal to her annual base salary.

         No employment agreements will be executed with Mr. Stutman or Ms. Masterson, however, written agreements have been or will be prepared evidencing the severance provisions. A copy of the severance agreement with Mr Stutman is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference.

DIRECTORS' COMPENSATION

         Prior to the change on September 26, 1995 in the composition of the Board, directors of USAT who were not employees of the Company were eligible to receive 10,000 shares of the USAT Common Stock in the current fiscal year, in addition to be reimbursed for their travel and other expenses. On September 26, 1995, 10,000 shares of the USAT Common Stock were granted to each of Glenn Bergenfield and William DiTuro, then directors.

         On November 16, 1995, as modified on December 11, 1995, the Board approved the following compensation arrangements for directors who are not employees of the Company: (1) each year the director will receive a USAT Common Stock purchase warrant to purchase 10,000 shares of the USAT Common Stock exercisable at the closing sales price on the date of grant (USAT Common Stock purchase warrants were granted to five directors (i.e., Alan I. Goldman, John C. Lawn, Peter M. Mark, Linda H. Masterson and Lee S. Rosen to purchase an aggregate of 50,000 shares at $1.9375, the closing sales price on November 16,
1995); (2) an annual payment of $10,000 and (3) a quarterly payment of $2,500 provided that the director attends at least 75% of the meetings during the year. The Board also authorized an annual payment of $1,000 for a director serving as the Chairman of a Board committee and $500 for serving as a member of a Board committee. The Board approved the following compensation for all directors: the issuance of a USAT Common Stock purchase warrant to purchase 10,000 shares of the USAT Common Stock for each $1.00 rise over the closing sales price of the USAT Common Stock on November 16th of each year (which would be $1.9375 for November 16, 1995), the rise to be calculated on the basis of the average of the closing sales prices during the 90-day period preceding the 30th day after the date on which the results of operations for the fiscal year are announced either through a press release or the filing of the Annual Report on Form 10-K under
Section 13 of the Exchange Act.

                              PERFORMANCE TABLES

                          TOTAL SHAREHOLDER RETURNS
                             Dividends Reinvested

                                                       ANNUAL RETURN PERCENTAGE
                                                             Years Ending

Company Name/Index              Mar 92          Mar 93          Mar 94          Mar 95          Mar 96
- -------------------------------------------------------------------------------------------------------
U S ALCOHOL TESTING             307.76          -62.07          63.64           -11.11           68.75
S&P 500 INDEX                    11.04           15.23           1.47            15.57           32.10
PEER GROUP                        3.07           -2.14          22.03            -0.76           80.70


                                                           INDEXED RETURNS
                                                             Years Ending

                         Base
                        Period
Company Name/Index      Mar 91          Mar 92          Mar 93          Mar 94          Mar 95          Mar 96
- --------------------------------------------------------------------------------------------------------------
U S ALCOHOL TESTING     100             407.75          154.67          253.09          224.97          379.64
S&P 500 INDEX           100             111.04          127.95          129.84          150.05          198.22
PEER GROUP              100             103.07          100.86          123.08          122.15          220.72


Peer Group Companies:
- ---------------------------------------------------------------------------------
ANDROS INC                              MEDIA LOGIC INC
IMO INDUSTRIES INC                      MODERN CONTROLS INC
INPUT/OUTPUT INC                        MTS SYSTEMS CORP
INSTRON CORP                            NDC AUTOMATION INC
LIBERTY TECHNOLOGIES INC                RHEOMETRICS SCIENTIFIC INC
MEASUREMENT SPECIALTIES INC             U S ALCOHOL TESTING

Prepared by Standard & Poor's Compustat - Custom Business Unit - 6/28/96

                           TOTAL SHAREHOLDER RETURNS
                              Dividends Reinvested

                               Mar 91          Mar 92         Mar 93          Mar 94          Mar 95          Mar 96
- ----------------------------------------------------------------------------------------------------------------------
US ALCOHOL TESTING              $100            $408           $155            $253            $225            $380
S&P 500 INDEX                   $100            $111           $128            $130            $150            $198
PEER GROUP                      $100            $103           $101            $123            $122            $221


Prepared by Standard & Poor's Compustat - Custom Business Unit - 6/28/96

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  The following table sets forth certain information, as of May 31, 1996, with respect to (1) any person who owned beneficially more than 5% of the USAT Common Stock; (2) each director of USAT; (3) the Chief Executive Officer of USAT as of May 31, 1996; (4) each executive officer of USAT (including the then Chief Executive Officer) who was paid more than $100,000 in fiscal 1996, whether or not he or she was still an executive officer on May 31, 1996; and (5) all directors and executive officers as a group. Each beneficial owner has advised USAT that he or she has sole voting and investment power as to the shares of the USAT Common Stock reported in the table, except that the Common Stock purchase warrants and stock options described in the notes below do not have any voting power until exercised and may not be sold or otherwise transferred except in compliance with the Securities Act.

                                      Number of Shares
Name and Address                      Beneficially Owned      Percentage(1)
- ----------------                      ------------------      -------------

Robert Stutman (2)                        971,500(3)             2.7%
c/o Robert Stutman & Associates,
  Inc
450 Washington Street
Dedham, MA 02026

Linda H. Masterson (4)                    610,000(5)             1.7%
10410 Trademark Street
Rancho Cucamonga, CA 91730

Gary S. Wolff (6)                         249,226(7)             nil
190 Sylvan Avenue
Englewood Cliffs, NJ 07632

James C. Witham (8)                     1,058,500(9)             3.0%
27 La Costa Drive
Rancho Mirage, CA 92270

Karen B. Laustsen (10)                    204,500(11)            nil
3000 C La Paz Lane
Diamond Bar, CA 91765

Alan I. Goldman (12)                       10,000(13)            nil
497 Ridgewood Avenue
Glen Ridge, NJ 07028

John C. Lawn (12)                          10,000(13)            nil
c/o The Century Council
550 South Hope Street
Suite 1950
Los Angeles, CA  90071-2604

Peter M. Mark (12)                        567,600(13)            1.6%
5531 Sugar Hill
Houston, TX 77056

Lee S. Rosen (12)                       1,528,648(14)            4.2%
Donald & Co. Securities, Inc.
5200 Tower Center Circle
Boca Center, Suite 207
Boca Raton, FL 33486

                                      Number of Shares
Name and Address                      Beneficially Owned      Percentage(1)
- ----------------                      ------------------      -------------

All directors and                      3,946,974(3)(5)(7)        10.4%
executive officers                         (13)(14)
as a group (seven
persons)


- -------------------

(1) The percentages computed in this column of the table are based upon 35,296,210 shares of the USAT Common Stock outstanding on May 31, 1996 and effect being given, where appropriate, pursuant to Rule 13d-3(d)(1) under the Exchange Act, to shares issuable upon the exercise of USAT Common Stock purchase warrants and stock options which are currently exercisable or exercisable within 60 days of May 31, 1996.

(2) Mr. Stutman was elected Chairman of the Board and a director of USAT and designated as its Chief Executive Officer on April 18, 1996.

(3) The shares reported in the table include those issuable upon the exercise of a USAT Common Stock purchase warrant, Mr. Stutman's ownership portion of the USAT Common Stock purchase warrant to purchase 200,000 shares of the USAT Common Stock originally issued to RSA, and include the USAT Common Stock purchase warrant issued to him in exchange for his ownership interest in RSA.

(4) Ms. Masterson, a director of USAT, became its President and Chief Operating Officer effective May 13, 1996.

(5) The shares reported in the table reflect a USAT Common Stock purchase warrant to purchase 10,000 shares of the USAT Common Stock issued to the holder as a director of USAT and a Common Stock purchase warrant to purchase 600,000 shares of the USAT Common Stock issued pursuant to Ms. Masterson's terms of employment.

(6) Mr. Wolff is the Treasurer, Chief Financial Officer and Chief Accounting Officer of USAT.

(7) The shares reported in the table include 25,000 shares issuable upon the exercise of Common Stock purchase warrants and 80,000 shares issuable upon the exercise of a stock option.

(8) Mr. Witham was the Chairman, the President, the Chief Executive Officer and a director of USAT until April 18, 1996.

(9) The shares reported in the table include 180,000 shares issuable upon the exercise of a stock option.

(10) Ms. Laustsen was an Executive Vice President and a director of USAT until April 18, 1996.

(11) The shares reported in the table include 100,000 shares issuable upon the exercise of a stock option.

(12)     A director of USAT.

(13) The shares reported in this table include or reflect a Common Stock purchase warrant to purchase 10,000 shares of the USAT Common stock issued to the holder as a director of USAT who is not employed by USAT or any subsidiary thereof.

(14) The shares reported in the table include (a) a USAT Common Stock purchase warrant to purchase 10,000 shares of the USAT Common Stock issued to Mr. Rosen on the same basis as those described in note (13) to this table; (b) three other USAT Common Stock purchase warrants to purchase an aggregate of 700,000 shares of the USAT Common Stock issued to Mr. Rosen as consideration for his services, including those relating to a private placement, (two of which warrants as to an aggregate of 100,000 shares of the USAT Common Stock may be forfeited if none of the warrants issued to the purchasers in such private placement are exercised and which may be reduced in number of shares pro rata to such exercises); and (c) a USAT Common Stock purchase warrant to purchase 350,000 shares of the USAT Common Stock issued to Mr. Rosen as consideration for assisting in the exercise of Common Stock purchase warrants. See Item 14 to this Report.

         As indicated elsewhere in this Report (see Item 1), U.S. Drug and Good Ideas are the only subsidiaries of USAT which are not wholly-owned.

         The following table reports, as of May 31, 1996, the number of shares of the U.S. Drug Common Stock beneficially owned by a director or executive officer of USAT as of such date:


                                   Number of Shares
Name                               Beneficially Owned           Percentage(1)
- ----                               ------------------           -------------

Gary S. Wolff                           30,000(2)                    nil
Peter M. Mark                           15,500                       nil


(1) The percentages computed in this column of the table are based upon 5,221,900 shares of the U.S. Drug Common Stock outstanding on May 31, 1996 and effect being given where appropriate, pursuant to Rule 13d-3(d)(1) under the Exchange Act, to shares issuable upon the exercise of U.S. Drug stock options and common stock purchase warrants which are currently exercisable or exercisable within 60 days of May 31, 1996. No person named in the table owns a U.S. Drug Common Stock purchase Warrant.

(2) The shares reported in the table reflect those issuable upon the exercise of a stock option; however, the option is currently exercisable or exercisable within 60 days of May 31, 1996 only as to one fourth of the shares shown in the table. If the U.S. Drug Merger is consummated, the holder has agreed to cancel the option.

         The following table reports, as of May 31, 1996, the number of shares of the Good Ideas Common Stock beneficially owned by a director or executive officer of USAT as of such date:

                                   Number of Shares
Name                               Beneficially Owned           Percentage(1)
- ----                               ------------------           -------------


Gary S. Wolff                           7,500 (2)                   nil

- -----------------------

(1) The percentage computed in this column of the table are based upon 3,948,680 shares of the Good Ideas Common Stock outstanding on May 31, 1996 and effect being given where appropriate, pursuant to Rule 13d-3(d)(1) under the Exchange Act, to shares issuable upon the exercise of the Good Ideas stock options which are currently exercisable or exercisable within 60 days of May 31, 1996. The person named in the table does not own a Good Ideas Common Stock purchase warrant.

(2) The shares reported in the table reflect those issuable upon the exercise of a Good Ideas stock option which is currently exercisable. If the Good Ideas Merger is consummated, the holder has agreed to cancel the option.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On October 12, 1995, the Board of Directors appointed Michael S. McCord, a stockholder of USAT (as of March 31, 1996, he beneficially owned 403,808 shares of the USAT Common Stock) and a former member of the Committee, as a consultant to USAT to serve at the discretion of the Board. For such services he was granted on November 16, 1995 a USAT Common Stock purchase warrant to purchase 10,000 shares of the USAT Common Stock at $1.9375, the closing sales price on the date of grant. He is also to receive an annual payment of $10,000 in quarterly installments of $2,500 assuming he is still rendering services as a consultant. On May 31, 1996, Mr. McCord was elected as a director of Good Ideas and U.S. Drug.

         In February 1996, Lee S. Rosen, a director of USAT, received $100,000 and warrants to purchase 700,000 shares of the USAT Common Stock for services performed in connection with USAT's offering of shares of the USAT Common Stock pursuant to Regulation D under the Securities Act. During May and June 1996, Mr. Rosen received an additional $400,000 for services rendered to USAT in connection with the exercise of outstanding USAT Common Stock purchase warrants (See Note 14 to the Financial Statements). The payments to Mr. Rosen have been charged to Additional Paid-In Capital. Mr. Rosen has also received a Common Stock purchase warrant to purchase 350,000 shares of the USAT Common Stock.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      1. Financial Statements

         The Company's financial statements appear in a separate section of this Report commencing on the pages referenced below:

                                                                           Page
                                                                           ----

          Report of the Independent Auditors                                F-1
          Report of the Independent Certified Public Accountants            F-2
          Consolidated Balance Sheets at March 31, 1996 and 1995            F-3
          Consolidated Statements of Operations for the years ended
             March 31, 1996, 1995 and 1994                                  F-4
          Consolidated Statements of Stockholders Equity for the
             years ended March 31, 1996, 1995, and 1994                     F-5
          Consolidated Statements of Cash Flows for the years ended
             March 31, 1996, 1995 and 1994                                  F-8
          Notes to Consolidated Financial Statements                        F-10

2.  Financial Statement Schedules

         Financial Statement Schedules are omitted as they are not required, are inapplicable, or the information is included in the financial statements or notes thereto.

         3. Exhibits

         All of the following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement filed by USAT under the Securities Act or a periodic report filed by USAT pursuant to Section 13 or 15(d) of the Exchange Act. If no footnote reference is made, the exhibit is filed with this Report.


Number   Exhibit
- ------   -------

2(a) Copy of Exchange of Stock Agreement and Plan of Reorganization dated May 7, 1992 between Good Ideas, U.S. Alcohol & Drug Testing International N.V. and David Brooks. (1)

Number   Exhibit
- ------   -------

2(b) Form of Agreement and Plan of Merger dated as of April 23, 1996 by and among USAT, U.S. Drug Acquisition Corp. and U.S. Drug. (2)

2(c) Form of Agreement and Plan of Merger dated as of April 12, 1996 by and among USAT, Good Ideas Acquisition Corp. and Good Ideas. (3)

3(a) Copy of Certificate of Incorporation of USAT as filed in Delaware on April 15, 1987. (4)

3(a)(1) Copy of Amendment to the Certificate of Incorporation as filed in Delaware on July 10, 1989. (4)

3(a)(2) Copy of Amendment to the Certificate of Incorporation as filed in Delaware on September 25, 1989. (4)

3(a)(3) Copy of Amendment to the Certificate of Incorporation as filed in Delaware on October 5, 1990. (4)

3(a)(4) Copy of Amendment to the Certificate of Incorporation as filed in Delaware on December 26, 1990. (5)

3(a)(5) Copy of Amendment to the Certificate of Incorporation as filed in Delaware on November 1, 1991. (5)

3(a)(6) Copy of Amendment to the Certificate of Incorporation as filed in Delaware on May 20, 1992. (6)

3(b)     Copy of By-Laws of USAT. (4)

4(a)     Specimen of Common Stock certificate of USAT. (4)

4(b) Specimen of Class "A" Cumulative and Convertible Preferred Stock certificate of USAT. (4)

4(c)     Specimen of Class "B" Non-Voting Preferred Stock certificate of USAT.
         (6)

10(a)    Form of USAT's Indemnification Agreement with Officers and Directors.
         (4)

10(b) Copy of Employment Agreement dated December 13, 1993 between USAT and James C. Witham. (7)

10(c) Copy of Employment Agreement dated December 13, 1993 between USAT and Karen B. Laustsen. (7)

10(d) Copy of Employment Agreement dated December 13, 1993 between USAT and Gary S. Wolff. (7)

10(e) Copy of Employment Agreement dated December 13, 1993 between USAT and Michael J. Witham. (7)

10(f) Copy of License Agreement dated January 24, 1992 by and between USN and USAT. (Confidential Treatment Requested for Exhibit) (8)

10(f)(1) Copy of Amendment dated March 15, 1994 to License Agreement filed as
         Exhibit 10(f) hereto. (2)

10(f)(2) Copy of Amendment dated June 16, 1995 to License Agreement filed as
         Exhibit 10(f) hereto. (2)

10(f)(3) Copy of Letter dated May 15, 1995 from the USN to USAT. (2)

Number   Exhibit
- ------   -------

10(g) Copy of Assignment dated as of January 1, 1993 between USAT and U.S. Drug of Licensing Agreement filed as Exhibit 10(f) hereto. (8)

10(g)(1) Copy of Amended Sublicense Agreement dated September 23, 1993 superseding the Assignment filed as Exhibit 10(g) hereto. (2)

10(g)(2) Copy of Approval dated September 24, 1993 by USN of Amended Sublicense
         Agreement filed as Exhibit 10(i) hereto. (2)

10(h) Copy of Cooperative Research Agreement (the "CRDA Agreement") dated April 16, 1992 by and between Naval Research Laboratory Section, United States Department of the Navy, and USAT. (8)

10(h)(1) Copy of Assignment of CRDA Agreement dated as of January 1, 1993 by and between U.S. Drug and USAT. (8)

10(i) Copy of Management Agreement dated April 1, 1993 by and between U.S. Drug and USAT. (8)

10(i)(1) Copy of Amendment dated July 20, 1993 to Management Agreement filed as
         Exhibit 10(k) hereto. (8)

10(j) Copy of Management Services Agreement dated December 29, 1993 by and between Good Ideas and USAT. (1)

10(k) Copy of Equipment, Licensing, Servicing and Maintenance Agreement dated as of December 13, 1994 by and between USAT and METPATH, Inc. (7)

10(l) Copy of Equipment, Licensing, Servicing and Maintenance Agreement dated as of December 22, 1994 by and between USAT and National Health Laboratories Incorporated. (7)

10(m) Copy of Lease expiring January 31, 1997 by and between Rancho Cucamonga Business Park as landlord and USAT as tenant. (7)

10(m)(1) Copy of Lease Modification Agreement to Lease filed as Exhibit 10(m) hereto. (6)

10(m)(2) Copy of Sub-Lease Agreement dated as of January 1, 1993 by and between USAT as sublandlord and U.S. Drug as subtenant. (8)

10(n) Copy of Lease dated December 9, 1992 by and between Melvin E. Evans as landlord and Good Ideas as tenant. (1)

10(o) Copy of Lease expiring June 30, 1999 by and between Rancho Cucamonga Business Park as landlord and U.S. Rubber Recycling, Inc. ("USRR") as tenant. (7)

10(p) Copy of Asset Purchase Agreement dated June 20, 1988 between Luckey Laboratories, Inc. and USAT. (4)

10(p)(1) Copy of Consulting and Royalty Agreement dated June 20, 1988 between
         Manley Luckey and USAT. (4)

10(p)(2) Copy of Amendment dated August 1990 to Consulting and Royalty Agreement filed as Exhibit 10(p)(1) hereto. (4)

10(q) Copy of Investment Banking Agreement dated July 1, 1991, as revised October 1, 1991, between Jeffrey Brooks Securities, Inc. and USAT. (4)

10(r) Copy of Asset Purchase Agreement dated November 2, 1992 by and between Adflo International, Inc. and USAT. (9)

Number   Exhibit
- ------   -------

10(s) Copy of Stock Purchase Agreement dated March 30, 1995 between Alconet, Inc., Dakotanet, L.L.C. and USAT. (10)

10(t) Copy of Asset Purchase Agreement dated April 30, 1996 by and between USRR, USAT and Reclamation Resources, Inc. (11)

10(u) Copy of Agreement made as of December 14, 1995 by and between USAT, ProActive Synergies, Inc., RSA and Robert Stutman. (12)

10(v) Copy of Stock Purchase Agreement dated as of May 21, 1996 by and among USAT, Robert Stutman, Brian Stutman, Sondra DeBow, Michael Rochelle and Kimberly Rochelle. (11)

10(v)(1) Form of Secured Promissory Note dated May 21, 1996 is Exhibit A to
         Exhibit 10(v) hereto.

10(v)(2) Form of Security Agreement dated May 21, 1996 by and among USAT, Robert
         Stutman and Brian Stutman is Exhibit C to Exhibit 10(v) hereto.

10(v)(3) Form of USAT Warrant expiring May 20, 1999 is Exhibit B to Exhibit
         10(v) hereto.

10(v)(4) Form of Registration Rights Agreement dated as of May 21, 1996 by and between USAT, Robert Stutman, Brian Stutman, Michael Rochelle, Kimberly Rochelle and Sondra DeBow is Exhibit D to Exhibit 10(v) hereto.

10(w) Copy of Severance Agreement dated May 21, 1996 by and between USAT and Robert Stutman. (11)

10(x) Copy of Severance Agreement dated May 21, 1996 by and between USAT and Brian Stutman. (11)

10(y) Form of Warrant Agreement dated December 17, 1990 between J. Gregory & Company Inc. and USAT. (4)

10(z)    Form of Underwriter's Warrant expiring December 17, 1997 of USAT. (4)

10(aa) Form of Common Stock purchase warrant expiring October 31, 1996 of USAT. (6)

10(bb)   Form of Common Stock purchase warrant. (5)

         USAT's Common Stock purchase warrants expiring August 28, 1996, September 1, 1996, September 16, 1996, September 30, 1996, October 31, 1996, May 17, 1997, September 16, 1997, November 1, 1997, December 17,
         1997, December 31, 1997, February 28, 1998, April 15, 1998, July 17,
         1998, August 27, 1998, September 1, 1998, November 1, 1998, November 15, 1998, December 13, 1998, December 20, 1998, December 27, 1998,
         January 2, 1999, January 31, 1999, February 26, 1999, February 28, 1999, March 31, 1999, April 14, 1999, May 12, 1999, July 17, 1999, July
         19, 1999, August 11, 1999, December 31, 1999, January 29, 2000, October
         19, 2000, December 31, 2000 and December 31, 2001 are substantially identical to the form of Common Stock purchase warrant filed (by incorporation by reference) as Exhibit 10(aa) hereto except as to the name of the holder, the expiration date and the exercise price and, accordingly, pursuant to Instruction 2 to Item 601 of Regulation S-K under the Securities Act are not individually filed.

10(cc) Copy of Restricted Stock, Non-Qualified Option and Incentive Stock Option Plan of USAT. (4)

10(cc)(1) Form of Stock Option expiring August 1, 2004 issued pursuant to
         Exhibit 10(cc) hereto. (5)

Number   Exhibit
- ------   -------

10(dd)   Form of Common Stock purchase warrant expiring December 17, 1999. (13)

16 Letter dated November 16, 1995 from Wolinetz, Gottlieb & Lafazan, P.C. to the Securities and Exchange Commission. (14)

21       Subsidiaries of USAT. (7)


- --------------------

1. Filed as an exhibit to the Registration Statement on Form S-1, File No. 33-73494, of Good Ideas and incorporated herein by this reference.

2. Filed as an exhibit to U.S. Drug's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference.

3. Filed as an exhibit to Good Ideas' Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference.

4. Filed as an exhibit to USAT's Registration Statement on Form S-18, File No. 33- 29718, and incorporated herein by this reference.

5. Filed as an exhibit to USAT's Registration Statement on Form S-1, File No. 33-43337, and incorporated herein by this reference.

6. Filed as an exhibit to USAT's Registration Statement on Form S-1, File No. 33-47855, and incorporated herein by this reference.

7. Filed as an exhibit to USAT's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by this reference.

8. Filed as an exhibit to U.S. Drug's Registration Statement on Form SB-2, File No. 33-61786, and incorporated herein by this reference.

9. Filed as an exhibit to USAT's Current Report on Form 8-K filed on November 2, 1992 and incorporated herein by this reference.

10. Filed as an exhibit to USAT's Current Report on Form 8-K dated April 12, 1995 and incorporated herein by this reference.

11. Filed as an exhibit to USAT's Current Report on Form 8-K dated May 21, 1996 and incorporated herein by this reference.

12. Filed as an exhibit to USAT's Registration Statement on Form S-8, File No. 333-2188, and incorporated herein by this reference.

13. Filed as an exhibit to USAT's Registration Statement on Form S-8, File No. 333-1920, and incorporated herein by this reference.

14. Filed as an exhibit to USAT's Current Report on Form 8-K/A filed on November 22, 1995 and incorporated herein by this reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on June , 1996.

                                     U.S. ALCOHOL TESTING OF AMERICA, INC.
                                                (Registrant)



                                     By:/s/ Robert Stutman
                                        ------------------------------------
                                        Robert Stutman
                                        Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities indicated on June , 1996.


 Signature                        Title
 ---------                        -----



 /s/ Robert Stutman               Principal Executive Officer
- ----------------------------      and Director
 Robert Stutman



 /s/ Gary S. Wolff                Principal Financial and
- ----------------------------      Accounting Officer
 Gary S. Wolff



 /s/ Alan I. Goldman              Director
- ----------------------------
 Alan I. Goldman



 /s/ John C. Lawn                 Director
- ----------------------------
 John C. Lawn



 /s/ Peter M. Mark                Director
- ----------------------------
 Peter M. Mark



 /s/ Linda H. Masterson           Director
- ----------------------------
 Linda H. Masterson



 /s/ Lee S. Rosen                 Director
- ----------------------------
 Lee S. Rosen

                         REPORT OF INDEPENDENT AUDITORS





The Board of Directors
U.S. Alcohol Testing of America




We have audited the accompanying consolidated balance sheet of U.S. Alcohol Testing of America Inc. and subsidiaries (the "Company") as of March 31, 1996, and the statements of operations, stockholders' equity, and cash flows for year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the years ended March 31, 1995 and 1994, were audited by other auditors whose report dated May 26, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries at March 31, 1996, and the consolidated results of their operations and their cash flows for the year ended March 31, 1996, in conformity with generally accepted accounting principles.



                                                     ERNST & YOUNG LLP


                                                 /s/ ERNST & YOUNG LLP
                                                 ---------------------



Riverside, California
May 20, 1996

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Shareholders
U.S. Alcohol Testing of America, Inc.
Rancho Cucamonga, California


                  We have audited the accompanying consolidated balance sheet of U.S. Alcohol Testing of America, Inc. and subsidiaries as of March 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended March 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Alcohol Testing of America, Inc. and subsidiaries as of March 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1995 in conformity with generally accepted accounting principles.



                                              WOLINETZ, GOTTLIEB & LAFAZAN, P.C.


                                          /s/ WOLINETZ, GOTTLIEB & LAFAZAN, P.C.
                                          --------------------------------------



Rockville Centre, New York
May 26, 1995

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                     MARCH 31,
                                                                                     ---------
                                                                              1996             1995
                                                                              ----             ----
                                     ASSETS
Current Assets:
  Cash and Cash Equivalents                                             $  1,286,520     $  1,633,098
  Trading Securities                                                            --          3,307,543
  Accounts Receivable (Net of Allowance For Bad
    Debts of $187,703 at March 31, 1996 and
    $125,149 at March 31, 1995)                                              488,776          771,107
  Other Receivables                                                            1,850           69,378
  Inventories                                                              1,041,261        2,212,566
  Prepaid Expenses                                                           265,660          242,069
                                                                        ------------     ------------
                  Total Current Assets                                     3,084,067        8,235,761
                                                                        ------------     ------------
Property and Equipment (Net of Accumulated Depreciation of
  $2,060,568 at March 31, 1996 and $1,081,606 at March 31, 1995)           2,997,066        3,742,986
                                                                        ------------     ------------
Other Assets:
  Goodwill (Net of Accumulated Amortization of $ 93,912 at March 31,
    1995 and $229,216 at March 31, 1995)                                     797,393        2,008,592
  Patents (Net of Accumulated Amortization of $2,619 at March 31,
    1996 and $1,317 at March 31, 1995)                                        35,214           20,830
  Other Non-Current Assets                                                    38,544           89,379
                                                                        ------------     ------------
                  Total Other Assets                                         871,151        2,118,801
                                                                        ------------     ------------
Total Assets                                                            $  6,952,284     $ 14,097,548
                                                                        ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                                                      $    649,835     $  1,498,322
  Accrued Expenses and Taxes                                                 708,620          472,253
  Current Portion of Long-Term Debt                                           32,827           53,727
  Brokerage Loan Payable                                                        --          1,569,592
  Preferred Stock Dividend Payable                                             7,202            7,202
                                                                        ------------     ------------
                  Total Current Liabilities                                1,398,484        3,601,096
Long-Term Debt--Net of Current Portion                                        42,962           79,008

                  Total Liabilities                                        1,441,446        3,680,104
                                                                        ------------     ------------

Commitments and Contingencies (See Note 13)
Minority Interest                                                          1,478,508        2,723,502
                                                                        ------------     ------------
Stockholders' Equity:
  Preferred Stock, Class "A", $.01 Par Value; 500,000 Shares
    Authorized, Issued and Outstanding 41,157 Shares at March 31,
    1996 and at March 31, 1995 (Liquidation Preference of
    $205,785 at March 31, 1996 and at March 31, 1995)                            412              412
  Preferred Stock, Class "B", $.01 Par Value; 1,500,000 Shares
    Authorized, Issued and Outstanding -0- Shares at March 31, 1996
    and March 31, 1995                                                          --               --
  Common Stock, $.0l Par Value; 50,000,000 Shares Authorized, Issued
    and Outstanding 32,480,000 Shares at March 31, 1996 and
    28,141,041 Shares at March 31, 1995                                      324,800          281,411
  Additional Paid-In Capital                                              45,176,619       38,421,034
  Accumulated Deficit                                                    (41,469,501)     (31,008,915)
                                                                        ------------     ------------
  Total Stockholders' Equity                                               4,032,330        7,693,942
                                                                        ------------     ------------
Total Liabilities and Stockholders' Equity                              $  6,952,284     $ 14,097,548
                                                                        ============     ============

    The accompanying notes are an integral part of the financial statements.

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            For The Years Ended
                                                                                March 31,
                                                            --------------------------------------------------
                                                                1996             1995                  1994
                                                                ----             ----                  ----
Continuing Operations:
  Net Sales                                                 $  1,165,661     $  1,695,215         $    442,728
                                                            ------------     ------------         ------------
  Costs and Expenses:
    Cost of Sales
      (Exclusive of Depreciation Shown Below)                  1,208,726        1,397,034              389,830
    Selling, General and Administrative Expenses
      (Exclusive of Depreciation Shown Below)                  5,720,592        5,284,405            3,759,858
    Research and Development                                   1,005,832        1,248,962              947,811
    Interest                                                      81,450           46,069                1,534
    Depreciation and Amortization                              1,017,534          695,367              380,676
    Loss from Settlement of Class Action Litigation                 --               --              4,600,000
    Loss From Settlement of Litigation                         1,137,914             --                 50,000
                                                            ------------     ------------         ------------
                  Total Costs and Expenses                    10,172,048        8,671,837           10,129,709
                                                            ------------     ------------         ------------
  Loss From Operations                                        (9,006,387)      (6,976,622)          (9,686,981)
                                                            ------------     ------------         ------------
  Other Income (Expense):
    Interest Income                                              116,075          250,486               94,443
    Loss on Sale of Marketable Securities                     (1,889,216)        (154,707)                --
    Unrealized Gain (Loss) on Marketable Securities            2,190,721         (579,991)            (387,746)
    Loss on Write-Down of Note Receivable                       (177,600)
    Other Losses                                                  (8,704)         (14,925)              (2,338)
                                                            ------------     ------------         ------------
                  Total Other Income (Expense)                   408,876         (499,137)            (473,241)
                                                            ------------     ------------         ------------
  Loss Before Minority Interest in Net Loss (Income)
    of Subsidiaries                                           (8,597,511)      (7,475,759)         (10,160,222)
  Minority Interest in Net Loss (Income) of
    Subsidiaries, Net of Subsidiary Preferred Stock
    Dividends Paid                                               541,466          769,632              464,083
                                                            ------------     ------------         ------------
Loss from Continuing Operations                               (8,056,045)      (6,706,127)          (9,696,139)
                                                            ------------     ------------         ------------
Discontinued Operations:
  Loss from Operations before Minority Interest               (1,545,457)        (857,575)            (242,451)
  Minority Interest in Net Loss                                  467,183          327,306             (127,445)
  Loss on Disposal, Net of Minority Interest of $143.671      (1,326,267)            --                   --
                                                            ------------     ------------         ------------
Loss from Discontinued Operations                             (2,404,541)        (530,269)            (369,896)
                                                            ------------     ------------         ------------
Net Loss                                                    $(10,460,586)    $ (7,236,396)        $(10,066,035)
                                                                             ============         ============
Weighted Average Common Shares Outstanding                    29,834,502       25,691,674           22,027,068
                                                            ============     ============         ============
Loss Applicable to Common Stock:
  Net Loss                                                  $(10,460,586)    $ (7,236,396)        $(10,066,035)
  Preferred Stock Dividend--Class "A"                            (28,810)         (39,179)             (26,358)
  Preferred Stock Dividend--Class "B"                               --             (2,425)             (13,826)
                                                            ------------     ------------         ------------
Loss Applicable to Common Stock                             $(10,489,396)    $ (7,278,000)        $(10,106,219)
                                                            ============     ============         ============
Loss Per Common Share:
  Loss from Continuing Operations                           $       (.27)    $       (.26)        $       (.44)
  Loss from Discontinued Operations                                 (.08)            (.02)                (.02)
                                                            ------------     ------------         ------------
  Net Loss                                                  $       (.35)    $       (.28)        $       (.46)
                                                            ============     ============         ============


    The accompanying notes are an integral part of the financial statements.

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY--
                FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994



                                   CLASS "A"    CLASS "B"                       ADDITIONAL
                                   PREFERRED   PREFERRED        COMMON           PAID-IN      ACCUMULATED
                                     STOCK       STOCK          STOCK            CAPITAL        DEFICIT             TOTAL
                                   ---------   ---------        ------         ----------     -----------           -----

Balance--April 1, 1993              $502       $ 1,358         $168,407        $ 15,019,160   $(13,706,484)     $  1,482,943
Issuance of 571,500 Shares
  of Common Stock Upon
  Conversion of 127,000
  Shares of Class "B"
  Preferred Stock                     --        (1,270)           5,715              (4,445)            --                --
Issuance of 4,444,469
  Shares of Common Stock
  Upon Conversion of
  Class "A" Preferred
  Shares of N.V
  Subsidiary--Net                     --            --           44,445           3,738,544             --         3,782,989
Issuance of 780,621
  Shares of Common Stock
  Upon Exercise of
  Warrants--Net                       --            --            7,806           1,230,174             --         1,237,980
Dividend on Class "A"
  Preferred Stock                     --            --               --             (26,358)            --           (26,358)
Dividend on Class "B"
  Preferred Stock                     --            --               --             (13,826)            --           (13,826)
Issuance of 429,800
  Shares of Common
  Stock Upon Exercise
  of Warrants in
  Connection With a
  Settlement with a
  Former Consultant                   --            --            4,298           1,068,202             --         1,072,500
Issuance of 493,590
  Shares of Common Stock
  Upon Exercising of
  Placement Agent's Option
  in the N.V. Subsidiary and
  Conversion to Common
  Shares of the Company
  in Connection With
  Settlement With a
  Former Consultant                   --            --            4,936             572,564             --           577,500
Additional Paid in
  Capital Arising From
  Investment in U.S. Drug
  Testing, Inc. by
  Minority Interest                   --            --               --           4,756,288             --         4,756,288
Additional Paid in
  Capital Arising From
  Investment in Good
  Ideas Enterprises,
  Inc. by Minority Interest           --            --               --           2,841,162             --         2,841,162
Issuance of 7,077 Shares
  of Common Stock in
  Payment of Class "B"
  Preferred Stock Dividend            --            --               70              13,756             --            13,826
Issuance of 74,360
  Shares of Common Stock
  in Payment of Dividend
  on Class "A" Preferred
  Shares of the N.V
  Subsidiary                          --            --              745             194,255             --           195,000
Issuance of 10,000 Shares
  of Common Stock to
  Directors For Directors' Fees       --            --              100              21,150             --            21,250
Issuance of 400,000 Shares
  of Common Stock Upon
  Conversion of N.V
  Subsidiary Common Stock--Net        --            --            4,000             965,156             --           969,156
Net Loss For The Year
  Ended March 31, 1994                --            --               --                  --    (10,066,035)      (10,066,035)
                                    ----       -------         --------        ------------    -----------       -----------
Balance--March 31, 1994              502            88          240,522          30,375,782    (23,772,519)        6,844,375
         (Carried Forward)

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- (CONTINUED)
                FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994




                                  CLASS "A"           CLASS "B"                       ADDITIONAL
                                 PREFERRED           PREFERRED          COMMON         PAID-IN          ACCUMULATED
                                   STOCK               STOCK            STOCK          CAPITAL            DEFICIT       TOTAL
                                 ---------           ---------          ------         -------          -----------
Balance--March 31, 1994              $502               $ 88            $240,522     $30,375,782       $(23,772,519)   $ 6,844,375
         (Brought Forward)
Issuance of 39,375 Shares
  of Common Stock Upon
  Conversion of 8,750
  Shares of Class "B"
  Preferred Stock                      --                (88)                394            (306)                --             --
Issuance of 40,725 Shares
  of Common Stock Upon
  Conversion of 9,050
  Shares of Class "A"
  Preferred Stock                     (90)                --                 407            (317)                --             --
Issuance of 812,018
  Shares of Common Stock
  Upon Exercise of Warrants            --                 --               8,121       1,762,397                 --      1,770,518
Dividend on Class "A"
  Preferred Stock                      --                 --                  --         (39,179)                --        (39,179)
Dividend on Class "B"
  Preferred Stock                      --                 --                  --          (2,425)                --         (2,425)
Issuance of 1,333,333
  Shares of Common Stock
  in Connection With
  Settlement of Class
  Action Litigation                    --                 --              13,333       2,986,667                 --      3,000,000
Additional Paid-In
  Capital Arising From
  Additional Investment
  in Good Ideas
  Enterprises, Inc. by
  Minority Interest                    --                 --                  --         165,977                 --        165,977
Issuance of 931 Shares
  of Common Stock in
  Payment of Class "B"
  Preferred Stock Dividend             --                 --                  10           2,415                 --          2,425
Issuance of 30,000 Shares
  of Common Stock to
  Directors for
  Directors' Fees                      --                 --                 300          54,075                 --         54,375
Issuance of 782,321 Shares
  of Common Stock in
  Connection With
  Acquisitions                         --                 --               7,823       1,556,819                 --      1,564,642
Issuance of 1,050,000
  Shares of Common Stock
  in Connection With a
  Private Placement, Net
  of Related Costs                     --                 --              10,500       1,584,343                 --      1,594,843
Expenses of Warrant Exercise           --                 --                  --         (25,213)                --        (25,213)
Other                                  --                 --                   1              (1)                --             --
Net Loss For Year Ended
  March 31, 1995                       --                 --                  --              --         (7,236,396)    (7,236,396)
                                     ----               ----            --------     -----------       ------------    -----------
Balance--March 31, 1995               412                  0             281,411      38,421,034        (31,008,915)     7,693,942
         (Carried Forward)

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- (CONTINUED)
                FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994




                                     CLASS "A"    CLASS "B"                       ADDITIONAL
                                     PREFERRED    PREFERRED        COMMON         PAID-IN        ACCUMULATED
                                       STOCK        STOCK          STOCK          CAPITAL          DEFICIT               TOTAL
                                     ---------    ---------        ------         ----------     -----------             -----
Balance - March 31, 1995               $412         $ -           $281,411       $38,421,034     $(31,008,915)        $7,693,942
          (Brought Forward)

Dividend on Class "A"                     -           -                  -           (28,810)               -            (28,810)
Preferred Stock

Additional Paid-In Capital                -           -                  -            97,674                -             97,674
Arising From Surrender of
Capital in Good Ideas
Enterprises, Inc. by Minority
Shareholder

Issuance of 2,152,469 Shares              -           -             21,524         3,016,981                -          3,038,505
of Common Stock in Connection
with a Private Placement to
International Investors

Issuance of 116,500 Shares                                           1,165           165,440                -            166,605
of Common Stock upon Exercise
of Warrants

Issuance of 20,000 Shares of              -           -                200            37,300                -             37,500
Common Stock to Directors for
Director's Fees

Issuance of 2,000,000 Shares              -           -             20,000         3,730,000                -          3,750,000
of Common Stock in Connection
with a Private Placement
Under Regulation D

Expenses of Stock Offerings
and Warrant Exercises                     -           -                             (362,500)               -           (362,500)

Issuance of 50,000 Shares                 -           -                500            99,500                -            100,000
of Common Stock to Consultant
for Investor Relations and
Financial Consulting Services

Net Loss For Year Ended
                  March 31,               -           -                  -                 -      (10,460,586)       (10,460,586)
                                        ---         ---           --------        ----------      -----------         ----------

Balance - March 31, 1996               $412         $ -           $324,800       $45,176,619     ($41,469,501)        $4,032,330
                                       ====         ===           ========       ===========      ===========         ==========


The accompanying notes are an integral part of the financial statements.

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        FOR THE YEARS ENDED MARCH 31,
                                                                        -----------------------------
                                                                 1996              1995                 1994
                                                                 ----              ----                 ----
Cash Flow From Operating Activities:
  Net Loss                                                  $(10,460,586)      $(7,236,396)       $(10,066,035)
  Adjustments to Reconcile Net Loss To Net Cash Used
    By Operating Activities:
    Provision For Bad Debts                                      131,551            50,675              59,029
    Depreciation and Amortization                              1,311,354           799,858             447,717
    Loss on Disposal of Discontinued Operations                1,326,267                --                  --
    Minority Interest in Net (Loss) Income of
      Subsidiary, Net of Subsidiary Preferred Stock
      Dividends Paid                                          (1,008,649)       (1,096,938)           (336,638)
    Value of Common Stock Issued to Directors For
      Services                                                    37,500            54,375              21,250
    Value of Common Stock Issued to Consultant                   100,000                --                  --
    Value of Common Stock in Subsidiary Issued
      to Officer for Services                                      5,000
    Unrealized Loss on Marketable Securities                  (2,190,721)          579,991             387,746
    Realized Loss on Marketable Securities                     1,889,216           154,707
    Amortization of Bond Discount                                   (779)           (3,116)               (960)
    Loss on Note Receivable                                                             --             177,600
    Loss on Disposition of Property and Equipment                 22,335            40,400               2,338
    Changes in Operating Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable                 150,780           711,044            (897,187)
      (Increase) Decrease in Other Receivables                    67,528           (34,112)            155,143
      (Increase) Decrease in Inventories                         552,234          (833,681)            425,816
      Increase in Prepaid Expenses                               (23,591)          (45,742)           (106,836)
      Increase in Other Assets                                    (8,703)
      (Increase) Decrease in Funds in Escrow-
        Restricted                                                     -         1,578,671          (1,578,671)
      Increase (decrease) in Accounts Payable                   (848,487)          135,794             482,460
      Increase in Accrued Expenses and Taxes                     236,367            24,492              14,504
      Increase (Decrease) in Accrued Class Action
        Settlement                                                     -        (1,578,671)          4,578,671
                                                            ------------       -----------        ------------
Net Cash Used By Operating Activities                         (8,711,384)       (6,698,649)         (6,234,053)
                                                            ------------       -----------        ------------
Cash Flow From Investing Activities:
  Sale of Marketable Securities                                3,609,826            13,320               -
  Purchase of Marketable Securities                                    -                --         (3,908,281)
  Purchase of Property and Equipment                            (220,483)       (2,555,133)          (667,536)
  Purchase of Patents and Related Costs                                -            (9,633)           (12,514)
  Proceeds from Sales of Fixed Assets                             59,438                 -                  -
  Other                                                          (21,237)            1,456            (33,408)
  Dispositions of Property and Equipment                               -                 -             10,000
  Repayment of Loan to Officer                                         -                 -             50,000
  Cash Acquired in Business Acquisitions                               -           593,261               -
  Costs of Business Acquisitions                                       -            (5,120)              -
                                                            ------------       -----------        ------------

Net Cash Provided (Used) By Investing Activities               3,427,544        (1,961,849)        (4,561,739)
                                                            ------------       -----------        ------------

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        FOR THE YEARS ENDED MARCH 31,
                                                                                        -----------------------------
                                                                                     1996              1995              1994
                                                                                 -----------       ------------       -----------
Cash Flow From Financing Activities:
  Sales and Issuances of Common and Preferred Stock                                6,788,505          1,694,063                --
  Proceeds of Long-Term Debt                                                          17,843             81,151           141,511
  Payments of Long-Term Debt                                                         (74,789)           (93,584)          (32,941)
  Payments of Notes Payable                                                                -                 --           (26,518)
  Proceeds of Brokerage Loans Payable                                              1,000,000          1,674,683                --
  Payments of Brokerage Loans Payable                                             (2,569,592)          (105,091)               --
  Proceeds From Sales of Common Stock by U.S.
    Drug Testing, Inc.                                                                     -                 --         8,609,600
  Proceeds From Sale of Common Stock by Good Ideas
    Enterprises, Inc.                                                                      -            326,000         6,000,000
  Expenses of Stock Offerings of Subsidiaries                                              -            (44,703)       (2,775,792)
  Proceeds From Exercising of Placement Agent's Option in Connection With
    Acquisition of 21 Units in N.V. Private Placement                                      -                 --           577,500
  Expenses of Stock Offering and Exercise of Warrants                               (362,500)          (124,433)          (38,157)
  Payment of Dividend on Class "A" Preferred Stock                                   (28,810)           (31,977)          (26,358)
  Issuance of Common Stock Upon Exercise of Warrants                                 166,605          1,770,518         2,348,637
                                                                                 -----------       ------------       -----------
Net Cash Provided By Financing Activities                                          4,937,262          5,146,627        14,777,482
                                                                                 -----------       ------------       -----------
Increase (Decrease) in Cash and Cash Equivalents                                    (346,578)        (3,513,871)        3,981,690
Cash and Cash Equivalents--Beginning of the Year                                   1,633,098          5,146,969         1,165,279
                                                                                 -----------       ------------       -----------
Cash and Cash Equivalents--End of the Year                                       $ 1,286,520       $  1,633,098       $ 5,146,969
                                                                                 ===========       ============       ===========
Supplemental Disclosure of Cash Information:
  Cash Paid For Interest                                                         $    81,450       $     50,139       $     7,215
                                                                                 ===========       ============       ===========
  Income Taxes Paid                                                              $         -       $          -       $        --
                                                                                 ===========       ============       ===========
Non-Cash Financing Activities:
  Preferred Stock Dividends Accrued                                              $     7,202       $      7,202       $         -
                                                                                 ===========       ============       ===========
  Issuance of Common Stock for Businesses Acquired--
    Net of Cash Received                                                         $         -       $    976,501       $         -
                                                                                 ===========       ============       ===========
  Issuance of Common Stock as Payment for Preferred
    "B" Dividend                                                                 $         -       $      2,465       $    13,826
                                                                                 ===========       ============       ===========
  Issuance of Common Stock as Payment of N.V.
    Preferred "A" Dividend                                                       $         -       $          -       $   195,000
                                                                                 ===========       ============       ===========
  Issuance of Common Stock Upon Conversion of N.V.
    Preferred "A" Shares--Net                                                    $         -       $          -       $ 3,676,068
                                                                                 ===========       ============       ===========
  Issuance of Common Stock Upon Conversion of N.V.
    Common Shares--Net                                                           $         -       $          -       $   969,156
                                                                                 ===========       ============       ===========
  Issuance of Common Stock in Connection With
    Settlement of Class Action Litigation                                        $         -       $  3,000,000       $         -
                                                                                 ===========       ============       ===========
  Issuance of Common Stock Upon Conversion Of
    Class "A" Preferred Stock                                                    $         -       $        407       $         -
                                                                                 ===========       ============       ===========
  Issuance of Common Stock Upon Conversion Of
    Class "B" Preferred Stock                                                    $         -       $        394       $     5,715
                                                                                 ===========       ============       ===========


The accompanying notes are an integral part of the financial statements.

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

                  The consolidated financial statements include the accounts of U.S. Alcohol Testing of America, Inc. (the "Company") and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

  Industry Segment and Concentration of Risk

                  The Company, which operates in a single industry segment, designs, manufactures, markets and services alcohol breath testing equipment, which is either sold or placed on a cost per test basis with laboratories or other users, and, through its ProActive Synergies Inc. ("ProActive") subsidiary designs and administers drug testing and background checking services as a human resources provider. Additionally, the Company's 67.0% owned subsidiary, U.S. Drug Testing, Inc. ("U.S. Drug") (a development stage enterprise), is developing a saliva based, on site drug testing system and, thereafter depending on the successful completion, completing development of a urine based, on site drug testing system. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations. No customer accounted for 10% or more of net revenues in the years ended March 31, 1996, 1995 or 1994.

                  Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash investments and trade receivables. The Company currently invests excess cash in short term commercial paper with strong credit ratings and in money market accounts with commercial banks.

                  The Company's operating results each quarter are subject to various uncertainties, including uncertainties related to revenues from major customers, actions of competitors and the risks inherent in the new product development currently being undertaken by the Company's 67.0%-owned subsidiary, U.S. Drug.

                  One of the significant risks potentially affecting the Company's operating results is the effect of the history of operating losses on its ability to secure additional capital resources. Management continues to believe that the Company will have the cash resources to meet all of its operating requirements for the next 12 months as a result of the exercise of warrants to purchase its Common Stock, the anticipated growth of the human resource provider portion of its business which is expected to benefit from the acquisition of Robert Stutman & Associates, Inc. ( See Note 16-Subsequent Events), increased sales of breath alcohol testing machines and cost per test revenue, the discontinuance of the operations of its subsidiaries, U.S. Rubber Recycling, Inc. ("USRR") and Good Ideas Enterprises, Inc. ("Good Ideas"), and significant budgeted reductions in general and administrative costs.

  Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash and Cash Equivalents

                  The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents.

  Trading Securities

                  Trading securities at March 31, 1995 consisted of mortgage-backed debt and corporate equity securities. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective April 1, 1994. Pursuant to SFAS No. 115, the provisions of the Statement were not applied retroactively. The change had no material cumulative effect on the Company's financial position or results of operations. Prior to the adoption of SFAS No. 115, equity and debt securities were carried at the lower of aggregate cost or market and on an amortized cost basis, respectively.

Under SFAS No. 115, the Company classified all of its debt and marketable equity securities held at March 31, 1995 as trading securities and recorded them at fair market value. Management determines the appropriate classification of all securities at the time of purchase and reevaluates such designation as of each balance sheet date. Unrealized holding gains and losses, net of the related tax effect, are included in earnings.

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES

                                 MARCH 31, 1996



NOTE 1 (CONTINUED)--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


  Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

  Property and Equipment

Property and equipment is stated at cost. Depreciation is computed by both straight-line and accelerated methods over the estimated useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred whereas major betterments and renewals are capitalized.

The Company's property and equipment is depreciated using the following estimated useful lives:

                                                  Life

Furniture and Fixtures                        5 -   7 Years
Equipment                                     5 -   7 Years
Equipment--Network/Per Test                   3 -   5 Years
Test Equipment                                      5 Years
Leasehold Improvements                        Life of Lease
Vehicles                                            5 Years

  Covenants Not to Compete

                  Covenants not to compete are amortized using the straight-line method over five to eight years.

  Goodwill

                  Goodwill represents the excess of the cost of the businesses acquired over the fair value of net identifiable assets at the date of the acquisition and is amortized using the straight-line method over 5 to 15 years.

                  The Company continually monitors events and changes in circumstances that could indicate carrying amounts of goodwill may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of goodwill many not be recoverable, the Company assesses the recoverability of goodwill by determining whether the carrying value of such goodwill will be recovered through undiscounted expected future cash flows after interest charges associated with the business acquired. No impairment losses were recorded by the Company in the years ended March 31, 1995 or 1994.

  Impairment of Long-Lived Assets

                  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which is required to be adopted by the year ending March 31, 1997. SFAS 121 establishes the accounting standards for the impairment of long-lived assets, certain intangible assets and cost in excess of net assets acquired to be held and used, and for long-lived assets and certain intangible assets to be disposed of. The Company does not expect the adaption of SFAS 121 to have a material impact on its financial statement.

  Patents

                  The cost of patents are amortized over their expected useful lives (approximately 17 years) using the straight-line method.

  Revenue Recognition

                  Sales are recorded as products are shipped. Per test revenues are recognized in the period that such tests are performed.

  Research and Development Costs

                  Research and development costs are expensed as incurred.

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES

                                 MARCH 31, 1996



NOTE 1 (CONTINUED)--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Income Taxes

                  The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". In accordance with SFAS No. 109, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

  Common Stock Issued for Services

                  The Company accounts for Common Stock issued for services other than employment by charging income in the period of grant with the market value of the Common Stock.

  Accounting for Stock Based Compensation

                  The Company accounts for Common Stock and warrants issued to employees as compensation in accordance with the provisions of the Accounting Principles Board Opinion No. 25 (APB 25) "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its grants of Common Stock or warrants to employees in accordance with the provisions of APB 25. Accordingly, SFAS No. 123 is not expected to have any material impact on the Company/s financial position or results of operations.

  Net Loss Per Common Shares

                  Loss per common share is based upon the weighted average number of common shares outstanding during the periods reported. Common stock equivalents have not been included in this calculation since their inclusion would be antidilutive.

  Reclassification

                  The Company has reclassified certain prior year balances to conform with the current year's presentation.


NOTE 2--CASH AND CASH EQUIVALENTS

                  Cash and cash equivalents are summarized as follows:

                                                 MARCH 31,
                                                 ---------
                                  1996                             1995
                                  ----                             ----
Cash in Banks                  $  527,969                      $  160,939
Money Market Funds                  5,683                       1,472,159
Commercial Paper                  752,868                               -
                               ----------                      ----------
                               $1,286,520                      $1,633,098
                               ==========                      ==========

NOTE 3--TRADING SECURITIES

                  Trading securities at March 31, 1995 are summarized below. The Company owned no trading securities at March 31, 1996.

                                                                MARCH 31,
                                                                --------
                                                                  1995
                                                                  ----
Marketable Equity Securities                                   $1,585,906
Federal Home Loan Mortgage Corporation REMIC Bonds              3,428,998
Federal National Mortgage Association REMIC Bonds                 483,360
                                                               ----------
                                                                5,498,264
Less: Unrealized Losses                                         2,190,721
                                                               ----------
Trading Securities at Aggregate Market Value                   $3,307,543
                                                               ==========


                  At March 31, 1995, the trading securities were collateral for the brokerage loan payable. The REMIC Bonds were sold for proceeds of $3,285,625 during July 1995 and the brokerage loan was paid off (See Note 6). The Company recorded a gain of $76,441, net of amortization of bond discount, over the carrying value on the March 31, 1995 Balance Sheet. The Company realized an overall loss of $627,512 on its investment in REMIC bonds. Management will make no further investments in any high risk trading securities.

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES

                                 MARCH 31, 1996



NOTE 4--INVENTORIES

                  Inventories are summarized as follows:

                                                         MARCH 31,
                                                         ---------
                                                   1996              1995
                                                   ----              ----
Finished Goods                                 $  246,261          $  538,677
Work in Process                                   378,162             497,583
Raw Materials                                     416,838           1,176,306
                                               ----------          ----------
                                               $1,041,261          $2,212,566
                                               ==========          ==========


NOTE 5--PROPERTY AND EQUIPMENT

                  Property and equipment is summarized as follows:




                                                  MARCH 31,
                                                  ---------
                                             1996              1995
                                             ----              ----
Furniture and Fixtures                    $  464,010       $  411,965
Equipment                                  1,254,435        1,339,602
Equipment--Network/Per Test                2,327,553        2,030,918
Test Equipment                               476,765          460,978
Leasehold Improvements                       410,829          397,567
Vehicles                                     124,042          183,562
                                          ----------       ----------
                                           5,057,634        4,824,592
Less:  Accumulated Depreciation            2,060,568        1,081,606
                                          ----------       ----------

                                          $3,997,066       $3,742,986
                                          ==========       ==========



NOTE 6--BROKERAGE LOAN PAYABLE

                  At March 31, 1995, the brokerage loan payable consisted of demand loans from a major national stock brokerage firm, bearing interest at 8.5% per annum and secured by certain trading securities held by the brokerage firm. The purpose of these loans was for working capital. These loans could not exceed 75% of the current market value of the REMIC Bonds (see Note 3). The loan was repaid during the second quarter of the year ended March 31, 1996 from the proceeds of the sale of the REMIC bonds.


NOTE 7-LONG-TERM DEBT

                                                                                       March 31,
                  Long-term debt is summarized as follows:                             ---------
                                                                                1996               1995
                                                                                ----               ----
Capitalized lease obligations, secured by certain equipment, payable in
  various monthly installments due from July 1995 to January 1999.            $75,789          $112,735
Note payable, bearing interest at 6% per annum from January 15, 1995, payable in semi-annual payments including principal and interest of
  $1,771 from July 15, 1995 and due January 15, 2002                                -            20,000
                                                                              -------          --------
                                                                               75,789           132,735
Less: Current Portion                                                          32,827            53,727
                                                                              -------          --------
                                                                              $42,962          $ 79,008
                                                                              =======          ========

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES

                                 MARCH 31, 1996


NOTE 7 (CONTINUED)--LONG-TERM DEBT

                  Long-term debt matures as follows:

                  MARCH 31,
                  ---------
                  1997                        $ 32,827
                  1998                          20,567
                  1999                          14,244
                  2000                           4,512
                  2001                           3,639
                                              --------
                                              $ 75,789

NOTE 8--MINORITY INTEREST

                  The Company's consolidated financial statements at March 31, 1995 include 100% of the assets, liabilities and losses of U.S. Drug, a 67.0%-owned publicly traded subsidiary, and 100% of the assets, liabilities and losses of Good Ideas, a 59%-owned publicly traded subsidiary. The percentage ownership in Good Ideas decreased by 1% during the year ended March 31, 1995 by virtue of an additional 65,200 shares of common shares of the subsidiary sold pursuant to the overallotment provision of its initial public offering. The $2,723,502 minority interest reported on the balance sheet represents the minority stockholders' interest in the equity of these subsidiaries.

                  At March 31, 1996, the Company's consolidated statements reflect an increase in the minority interest in Good Ideas as a 60.8%-owned subsidiary as a result of the surrender of 126,520 shares of common stock of Good Ideas in connection with the resignation of Keith Parten, formerly Chief Operating Officer, President and a director of Good Ideas, and the issuance of 10,000 shares of common stock of Good Ideas to an officer for compensation.

                  See Note 16 for information regarding the Company's registration statements under the Securities Act of 1933, as amended (the "Securities Act"), in connection with the offer to purchase the minority shares of U.S. Drug and Good Ideas.


NOTE 9 - STOCKHOLDERS' EQUITY

  Directors' Stock

                  In February 1994, the Company authorized the issuance of 10,000 shares of Common Stock valued at $21,250 to its directors for annual directors' fees. In June 1994, the Company authorized the issuance of 30,000 shares of Common Stock valued at $54,375 as directors' compensation. The values of these shares were charged to operations in the respective periods.

                  In September 1995, the Company authorized the issuance of 20,000 shares of Common Stock valued at $37,500 to two of its directors for directors' fees. The value of these shares was charges to operations in the current period.

  Preferred Stock

                  Each share of Class "A" Preferred Stock is convertible into
4.5 shares of Common Stock and pays dividends at the rate of 14% per annum on the liquidation preference of $5 per share (or $.70 per share). Dividends are payable semi-annually.

                  Each share of Class "B" Preferred Stock is convertible into
4.5 shares of Common Stock and pays dividends at the rate of 10% per annum on the liquidation preference of $4 per share (or $.40 per share). Dividends are payable semi-annually in cash or Common Stock at the Company's election. All Class "B" Preferred Stock was converted into Common Stock prior to March 31, 1995.


  Registration of Warrants

                  A Registration Statement of the Company filed under the Securities Act was declared effective during May 1994. The filing registered 81,250 shares of Common Stock underlying an equal amount of warrants expiring between May 17, 1997 and September 1, 1998 and at exercise prices ranging from $1.06 to $4.00.

                  During the year ended March 31, 1994, a total of 1,210,421 shares registered under the Securities Act were issued upon the exercise of warrants for proceeds of approximately $2,348,000 before deducting expenses of approximately $38,000.

                  During the year ended March 31, 1995, a total of 812,018 shares registered under the Securities Act were issued upon the exercise of warrants for proceeds of approximately $1,770,000.

                  During the year ended March 31, 1996, a total of 116,500 shares registered under the Securities Act were issued upon the exercise for proceeds of approximately $167,000.

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES

                                 MARCH 31, 1996



NOTE 9 (CONTINUED)--STOCKHOLDERS' EQUITY

  Initial Public Offering of Good Ideas

                  In February 1994, the initial public offering of Good Ideas was completed and 1,200,000 shares of the common stock of Good Ideas was sold to the public at $5 per share for gross proceeds of $6,000,000. Net proceeds to the subsidiary amounted to approximately $4,735,000 after deducting expenses of approximately $1,265,000. The offering represented the sale of 30% of the outstanding stock and the Company holds a 60% interest in the subsidiary. In connection with the offering, the underwriter was granted, for nominal consideration, common stock purchase warrants entitling the underwriter to purchase up to 120,000 shares of common stock of Good Ideas at $6 per share.

                  In April 1994, an additional 65,200 shares of common stock of Good Ideas were sold pursuant to its initial public offering's overallotment provision and the subsidiary grossed $326,000 before deducting expenses of approximately $45,000.

                  As a result of the initial public offering and overallotment, approximately $2,800,000 was added to the additional paid-in-capital of the Company. After completion of the overallotment, the Company's ownership of Good Ideas was reduced to 59%.

  Initial Public Offering of U.S. Drug Testing, Inc.

                  U.S. Drug completed its initial public offering of 1,500,000 shares of common stock at $5 per share on October 13, 1993 and the subsequent overallotment of 221,900 shares in November 1993. U.S. Drug realized gross proceeds of $8,609,500 and incurred expenses of $1,501,500, yielding net proceeds of $7,108,000. In connection with the offering, the underwriter was granted, for nominal consideration, common stock purchase warrants entitling the underwriter to purchase up to 150,000 shares of common stock of U.S. Drug at $6 per share.

                  As a result of the initial public offering and overallotment, approximately $4,800,000 was added to the additional paid-in-capital of the Company. After completion of the transaction, the Company holds a 67.0% interest in the subsidiary.

  Alconet and Dakotanet Acquisitions

                  On March 30, 1995, the Company acquired 100% of the outstanding capital stock of Alconet, Inc., a privately held North Dakota corporation ("Alconet"), and 100% of the net equity of Dakotanet, LLC, a privately held North Dakota Limited Liability company ("Dakotanet"). The transactions provided for the issuance of 782,321 shares of the Common Stock valued at $1,565,000. In connection with the transaction certain of the shares issued by the Company to the selling shareholders of Alconet were used as payment of obligations of Alconet in the approximate amount of $109,000. Concurrent with the acquisitions, the Company contributed the net assets of Dakotanet to Alconet. The purchase price of the acquisitions exceeded the net book value of the assets acquired, which included cash of $593,000, by $818,000 and this has been assigned to goodwill. The acquisitions have been accounted for as a purchase.

  Private Placements

                  In August 1995, the Company completed a private placement to international investors, who were not related to the Company, in accordance with the provisions of Regulation S under the Securities Act in which it sold 2,152,469 shares of its common stock and realized gross proceeds of $3,038,505.

                  In February 1996, the Company completed a private placement under Regulation D under the Securities Act in which it sold 2,000,000 shares of its common stock and realized gross proceeds of $3,750,000.


NOTE 10--INCENTIVE COMPENSATION PLAN AND OUTSTANDING COMMON STOCK PURCHASE WARRANTS

                  The Company has adopted an Employees' Incentive Compensation Plan ("the Plan"). The Plan provides for the issuance of restricted stock to employees under certain conditions, as well as non-qualified stock options and Incentive Stock Options.

                  There are reserved 450,000 shares of Common Stock for issuance upon the exercise of non-qualified and incentive options and the grant of restricted stock under the plan. During August 1994, stock options to purchase all of the 450,000 shares of Common Stock reserved for issuance under the Plan were granted to key officers and directors of the Company in recognition for services rendered to the Company. These options are immediately exercisable at $2.38 per share, which represented the market value at the date of grant. The options expire after ten years.

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES

                                 MARCH 31, 1996



NOTE 10 (CONTINUED)--INCENTIVE COMPENSATION PLAN AND OUTSTANDING COMMON STOCK PURCHASE WARRANTS

Common shares reserved for stock options and for outstanding stock purchase warrants are presented in the following table:



                                       Incentive Stock Options        Non Qualified Options         Warrant Agreements
                                       -----------------------        ---------------------         ------------------
                                       Number      Price Range      Number        Price Range     Number      Price Range
                                      of Shares     Per Share       of Shares     Per Share      of Shares     Per Share
                                      ---------    -----------      ---------     -----------    ---------    -----------
Outstanding - April 1 1993               -0-          $ -0-           -0-          $ -0-          5,345,875    $ .44-4.00
Granted                                  -0-            -0-           -0-            -0-             53,250     1.81-3.00
Exercised                                -0-            -0-           -0-            -0-         (1,210,442)         1.33
                                       -------                      ------                        ---------

Outstanding - March 31, 1994             -0-            -0-           -0-            -0-          4,188,683     1.06-4.00
Granted                                420,000         2.38         30,000           2.38           869,750     1.81-2.50
Canceled                                 -0-            -0-           -0-            -0-             (6,000)         2.19
Exercised                                -0-            -0-           -0-            -0-           (812,018)    1.33-3.00
                                       -------                      ------                        ---------

Outstanding - March 31, 1995           420,000          -0-         30,000           -0-          4,240,415     1.06-4.00
Granted                                  -0-            -0-           -0-            -0-          3,951,000)    1.88-4.00
Exercised                                -0-            -0-           -0-            -0-           (116,500)    1.06-1.87
                                        ------       ------         -------        ------         ----------   ----------


Outstanding March 31, 1996             420,000       $ 2.38         30,000         $ 2.38         8,074,915    $1.06-4.00
                                       =======       ======         ======         ======         =========    ==========


During October 1995, the Company issued five-year warrants for the purchase of 100,000 shares of common stock at $2.17 to the placement agents for a private placement pursuant to Regulation S under the Securities Act.

During November 1995, the Board of Directors authorized the issuance of three-year warrants for the purchase of 60,000 shares of Common Stock at $1.94 to five new directors of the Company and to a consultant to the Board of Directors.

During November 1995, the Board of Directors authorized the issuance of three warrants to purchase an aggregate of 700,000 shares of the Common Stock to a new director of the Company in connection with his services in a capacity other than as a director, including those related to the private placement pursuant to Regulation D under the Securities Act. The warrants were issued for three to five-year periods at exercise prices ranging from $1.94 to $4.00.

During December 1995, the Board of Directors authorized the issuance of four-year warrants to purchase 2,000,000 shares of Common Stock at $2.00 in connection with the private placement completed pursuant to Regulation D under the Securities Act.

During December 1995, the Board of Directors authorized the issuance of three-year warrants for the purchase of 400,000 shares of Common Stock at $2.00 pursuant to a consulting agreement with ProActive Synergies, Inc. Pursuant to this agreement, a Common Stock purchase warrant for 200,000 shares was issued on December 14, 1995 to Robert Stutman and a warrant for the remaining 200,000 shares was issued to Robert Stutman & Associates, Inc. on April 1, 1996.

During January 1996, the Company issued four-year warrants for the purchase of 150,000 shares of Common Stock at $2.25 to an individual in connection with the settlement of litigation against the Company.

During February 1996, the Board of Directors authorized the issuance of three-year warrants for the purchase of 700,000 shares of Common Stock at $2.44 to a consultant to the Company for financial public relations services.

During the year ended March 31, 1996, the Company granted three-year warrants to employees to acquire 41,000 shares of Common Stock at prices ranging from $1.88 to $2.81.

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES

                                 MARCH 31, 1996



NOTE 11--SETTLEMENT OF LITIGATION


                  In November 1993, the Company and Jeffrey Brooks Securities, Inc., its former investment banker, and Jeffrey Brooks individually (collectively "Brooks") resolved a dispute which provided, in pertinent part, that Brooks exercise an option to purchase 21 Units of securities issued by the Company's international subsidiary ("NV") for $577,500 and thereafter convert those shares to Common Stock at the same conversion price of $1.17. As a result, Brooks was issued 493,590 shares of the Common Stock.

                  In November 1993, the Company executed a stipulation of settlement in the securities class action litigation which was subject to Court approval. The Company agreed to pay $1,600,000 in cash to the class and $3,000,000 worth of its Common Stock, or a total consideration of $4,600,000 to completely settle both class actions then pending against the Company and all defendants. This amount was charged to operations during the year ended March 31, 1994. The Company funded the $1,600,000 cash portion through exercised warrants and options of certain co-defendants in the class action.

                  On April 4, 1994, the Court approved the stipulation of settlement entered into by the Company in November 1993. The Court chose March 31, 1994 as the valuation date for the $3,000,000 stock portion of the settlement. Accordingly 1,333,333 shares of Common Stock were issued based upon the $2.25 closing price at March 31, 1994. These shares have not been included in the computation of earnings (loss) per share for the year ended March 31, 1994 because the number of shares were not determinable until the date of the court approval. If these shares were outstanding for the entire year ended March 31, 1994, the effect on loss per share would have been to decrease the net loss per share by $.03.

                  In November 1993, as part of a dispute resolution with its former consultant, David Brooks, the Company received all of Mr. Brooks' 25% equity interests in both NV and Good Ideas for nominal consideration. As a result, the Company's interests became 100% of NV and 60% percent of Good Ideas.

                  In September 1995, the Company settled litigation relating to a consent solicitation filed against it by a group of stockholders. Term of the settlement included the payment of legal costs of the stockholder group. The costs incurred by the Company and the stockholder group totaled approximately $1,000,000 and are included in the caption "Loss from Settlement of Litigation."

                  In January 1996, the Company settled litigation with a former consultant, Jonathan J. Pallin, with the payment of $175,000 cash and the issuance of warrants to purchase 150,000 shares of the Common Stock at a price of $2.25 per share though January 30, 2000. Warrants to purchase 200,000 shares of the Common Stock at $2.625 were returned to the Company and canceled as part of the settlement. The cash payment related to this settlement is included in Additional Paid In Capital.

                  In March 1996, the Company settled litigation with two former officers of Alconet. The settlement resulted in payments by the Company of $250,000. These costs are included in the caption "Loss from Settlement of Litigation."


NOTE 12--COMMITMENTS AND CONTINGENCIES

  Employment Agreements

                  The Company entered into new employment agreements with four of its senior officers which became effective January 1, 1994 and terminate on December 31, 1996. The agreements provide for aggregate annual minimum salaries in the amount of $638,000, as well as for reimbursement of related business expenses incurred.

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES

                                 MARCH 31, 1996



NOTE 12 (CONTINUED)--COMMITMENTS AND CONTINGENCIES

                  The Company and its subsidiaries have entered into employment agreements with certain of its officers and employees which will terminate at various dates through the end of December 1997. The agreements provide for aggregate annual minimum salaries of approximately $707,000 as well as reimbursement of related business expenses incurred.

  Royalty Agreement

                  As part of the acquisition of certain assets of Luckey Laboratories, Inc., during June 1988 and a covenant not to compete provision by Manley Luckey, principal of Luckey Laboratories, Inc. the Company was obligated to pay royalties equal to 5% of the first $1,000,000 in sales, 3% of the second $1,000,000 in sales and 2% of sales exceeding $2,000,000, with a maximum guaranteed annual royalty of $120,000. Guaranteed minimum royalties of $30,000 per year were payable at the rate of $2,500 per month, through June 30, 1993, as amended. The royalty terms extend for Manley Luckey's lifetime with no minimum guarantee after June 1993, but were limited to $120,000 per year or 3% of gross sales, whichever is less. In anticipation of increased revenues which would result in the payment of the maximum royalty under the existing agreement, in September 1994, the Company renegotiated the terms of the agreement to provide monthly payments of $5,000 for the period from September through December, 1994 and $10,000 per month from January 1, 1995. The agreement also provides for a CPI adjustment every six months starting June 1, 1995. Had the terms of the revised royalty agreement been in effect for the last three years, royalty expense would have increased by $57,500 for the year ended March 31, 1995 and $90,000 for each of the years ended March 31, 1994 and 1993. Royalties charged to operations under this agreement amounted to $122,700,$62,500 and $30,000 for the fiscal years ended 1996, 1995 and 1994, respectively.

  Lease Commitments

                  The Company has entered into a lease that commenced July 1, 1991 and terminates on January 31, 1997 as amended, for new office and factory facilities in Rancho Cucamonga, California. The lease as amended provides for annual rental payments commencing November 1, 1991. Two of the Company's subsidiaries maintain facilities under leases expiring over periods through June 1999. In addition to rent, the leases provide for payment of real estate taxes and other occupancy costs.

                  Approximate future minimum payments under these leases are summarized as follows:

              Fiscal year ending March 31:
              ----------------------------
                     1997                              $167,200
                     1998                                26,800
                     1999                                20,300
                                                       --------
                                                       $214,300
                                                       ========


                  Rent expense was approximately $293,000, $276,000, and $283,000 for the years ended March 31, 1996, 1995 and 1994, respectively.

                  Although the purchaser of the discontinued USRR business has assumed the lease of the building the business occupied, the landlord did not release USRR from liability on the lease if the purchaser does not perform.

  Material Contracts

                  The Company and the Department of the Navy, on January 24, 1992, entered into a ten-year agreement granting the Company a partial exclusive patent license to products for drug testing in the United States and certain foreign countries. In June 1995, USAT's License Agreement with the Department of Navy was renegotiated and amended to provide for minimum royalties of $100,000 per year commencing October 1, 1995 and terminating September 30, 2005. Additional royalties will be paid pursuant to a schedule based upon sales of products. U.S. Drug is a sub-licensee under this agreement from USAT and, accordingly, has an obligation to USAT for the royalty payments required by the License Agreement. Royalties paid under the License Agreement by the Company amounted to $50,000 for the year ended March 31, 1996, $375,000 for the year ended March 31, 1995 and $228,750 for the year ended March 31, 1994.

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES

                                 MARCH 31, 1996



NOTE 12 (CONTINUED)--COMMITMENTS AND CONTINGENCIES

  Network/Per Test Equipment Agreements

                  In December 1994, the Company entered into Equipment, Licensing, Service and Maintenance Agreements with two national laboratories ("the Customers") for three and five- year terms, respectively. Under the terms of these agreements, the Company delivered its Alco Analyzer 2100 Unit, together with related software and equipment, to various testing sites of the Customers, as outlined in the agreements. The Company granted to the Customers a nonexclusive, nontransferable license to use the equipment as specified in the agreements. In addition, the Company shall provide to the Customers technical services, disposable supplies and maintenance as specified in the agreements. The Company will be compensated under the terms of the agreements by receiving a fee for each test performed on its equipment.

NOTE 13--INCOME TAXES

                  The Company and its subsidiaries file their corporation income tax returns on an unconsolidated basis and have net operating loss carryforwards at March 31, 1996 of approximately $35,600,000, expiring from March 31, 2004 to March 31, 2011 if not offset against future federal taxable income.

                  Pursuant to Section 382 of the Internal Revenue Code, due to changes in the ownership of the Company and its subsidiaries, the utilization of these loss carryforwards may be subject to an annual limitation.

                  Income tax benefit attributable to net loss differed from the amounts computed by applying the statutory Federal Income tax rate applicable for each period as a result of the following:

                                                                                  MARCH 31,
                                                                                  ---------
                                                                  1996               1995                1994
                                                                  ----               ----                ----
Computed "Expected" Tax Benefit                               $ 2,550,000        $ 4,080,000         $ 1,906,000
Decrease in Tax Benefit Resulting from:
  Net Operating Loss For Which no Benefit is Currently
    Available                                                 ( 2,550,000)        (4,080,000)         (1,906,000)
                                                              -----------        -----------         -----------
                                                              $         -        $         -         $         -
                                                              ===========        ============        ===========


                  The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                                                           MARCH 31,

                                                                    1996               1995
                                                                    ----               ----
Deferred tax assets:
  Net Operating Loss Carryforwards                              $12,800,000        $9,520,000
  Allowances for Unrealized Losses on Marketable Securities               -           745,000
                                                                -----------        ----------
                                                                 12,800,000        10,265,000
Less:
  Valuation Allowance Under SFAS 109                             12,800,000        10,265,000
                                                                -----------        ----------
Net Deferred Tax Assets                                         $        --        $       --
                                                                ===========        ==========



NOTE 14  RELATED TRANSACTIONS

                  In February 1996, Lee S. Rosen, a director of the Company, received $100,000 and warrants to purchase 700,000 shares of Common Stock for services performed in connection with the Company's offering of Common Stock pursuant to Regulation D under the Securities Act. Subsequent to year end, during May and June 1996, Mr. Rosen received an additional $400,000 for services rendered to the Company in connection with the exercise of Common Stock purchase warrants (See Note 16 to the Financial Statements). The payments to Mr. Rosen have been charged to Additional Paid-In Capital.

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES

                                 MARCH 31, 1996



NOTE 15  DISCONTINUED OPERATIONS

                  On February 26, 1996, the Board of Directors approved a strategic decision to focus on the Company's core alcohol, drug and human resource provider businesses and to dispose of its non core rubber recycling and toy operations, namely USRR and Good Ideas. These business units are accounted for as discontinued operations and, accordingly, their operations are segregated in the accompanying income statements. Sales, operating costs and expenses, other income and expense and applicable minority share of losses for the years March 31, 1995 and 1994 have been reclassified for amounts associated with discontinued units. All operations for USRR and Good Ideas have been classified as Loss from Discontinued Operations.

                  Discontinued operations include management's best estimates of the amounts expected to be realized from the sale or liquidation of its toy operations. The amounts the Company will ultimately realize could differ in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

                  Sales, related losses and minority share of losses associated with the discontinued business units are as follows:


                                                                                      FOR THE YEAR ENDED MARCH 31,
                                                                                      ----------------------------
                                                                              1996             1995               1994
                                                                              ----             ----               ----
Sales                                                                      $ 2,400,750       $ 6,741,935      $ 6,739,689
                                                                           ===========       ===========      ===========
Loss from operations before minority interests                              (1,545,457)         (857,575)        (242,451)
Minority interest in loss                                                     $467,183           327,306         (127,445)
Loss from disposal, net of Minority interest of $143,671                    (1,326,267)                -                -
                                                                           -----------       -----------      -----------
Total Loss from Discontinued Operations                                    ($2,404,541)      ($  530,269)     ($  369,896)
                                                                           ===========       ===========      ===========



Assets and liabilities of discontinued operations included in the accompanying balance sheet include the following:

                                                             MARCH 31, 1996
                                                             --------------
                  Accounts receivable, net                   $  209,903
                  Inventories                                   749,359
                  Other current assets                            8,574
                  Fixed assets, net                             366,870
                  Other assets                                   12,808
                  Accounts payable                             (162,139)
                  Other Current Liabilities                     (63,575)
                  Non current liabilities                       (24,209)


The sale of certain of the net assets of USRR was completed on April 30, 1996 (See Note 16). The disposition of Good Ideas, either through the sale of assets or liquidation, is expected to be completed during the year ending March 31, 1997.

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES

                                 MARCH 31, 1996


NOTE 16--SUBSEQUENT EVENTS

  Management Changes

On April 18, 1996, James C. Witham and Karen B. Laustsen both submitted their resignations from their respective positions as executive officers and directors of the Company.

On the same date the following executive appointments were announced:

Robert Stutman was elected to the Board of Directors, elected Chairman of the Board and designated as Chief Executive Officer of the Company. Terms of compensation for Mr. Stutman include a base salary of $225,000 plus cash bonuses based upon attainment of business objectives. Terms of employment include a provision that, in the event of termination without cause prior to April 17, 1999, Mr. Stutman receives severance pay in the amount of his current base pay on the effective termination date through April 17,1999.

Linda H. Masterson was elected President and designated its Chief Operating Officer of the Company effective May 13, 1996. Terms of employment include a base salary of $175,000 and a grant of warrants to purchase 600,000 shares of the Common Stock at $3.125 exercisable over a four-year period. Terms of employment include a provision that, in the event of termination without cause, Ms. Masterson receives severance pay in the amount of one-year's base pay in effect on the termination date.

  Discontinued Operations

On April 30, 1996, the Company's subsidiary, USSR, completed the sale of certain of its assets, net of trade payables of $79,000, to Reclamation Resources, Inc., a private California corporation, for $150,000 cash and a $300,000 secured promissory note bearing interest at the rate of 7% per annum, with annual payments of $50,000 plus interest. The note contains a prepayment clause that enables USRR to receive 12 1/2% of product sales in excess of $1,400,000.

  Filing of S-4 Forms

During April and May, 1996, the Company filed two Registration Statements on Form S-4 under the Securities Act in an attempt, through consent solicitations, to acquire the common shares owned by the minority interests of U.S. Drug, its 67.0% owned public subsidiary, and Good Ideas, its 60.8% owned public subsidiary. If the Company is successful, it will own 100% of these subsidiaries. There is no assurance that either consent solicitation will be successfully completed.

  Acquisition of Robert Stutman & Associates, Inc.

On April 18, 1996, the Board of Directors approved, in principle, the acquisition of Robert Stutman & Associates, Inc. ("RSA"), a provider of corporate "Drug Free Workplace" programs. Robert Stutman served as President of RSA and was its largest stockholder. The acquisition was completed May 21, 1996. The purchase price was comprised of $2,100,000 in cash, $400,000 in notes, 500,000 shares of the Company's Common Stock and Common Stock purchase warrants to acquire 900,000 shares of the Company's Common Stock at $ 3.125 per share, which was the closing sales price of the Common Stock on April 17, 1996.

                  Proforma combined results of operations for the Company and RSA have not been presented herein because, prior to its acquisition by USAT on May 21, 1996, RSA was a Subchapter S corporation and distributed substantially all of its income to its shareholders. As a result of these distributions, proforma financial information would not affect reported earnings per share.

                  Pursuant to the acquisition of RSA, Brian Stutman, who is the son of Robert Stutman and was a shareholder of RSA, has been employed by USAT as its Director of Sales and Marketing. Brian Stutman's compensation agreement provides for an annual salary is of $130,000, a bonus of upon achievement of goals for the year ending March 31, 1997 and a one-time cash bonus of $30,000 upon ProActive satisfying certain performance standards. In the event that Brian Stutman is terminated without cause (as defined) during the first three years that he is employed by the Company, he shall receive severance pay in an amount equal to the base salary that would have been paid to him after the date of termination had he not been terminated and had he been employed by USAT for a period of three years ending May 20, 1999.

  Exercise of Warrants and Options

                  From April 1, 1996 through June 5, 1996, the Company has received gross proceeds of $4,242,000 from the exercise of warrants and options to purchase 2,353,449 shares of the Common Stock. The cash portion of the RSA acquisition agreement was paid from the proceeds of the warrant exercises.