Form 10-Q
period 1996-06-30
U S ALCOHOL TESTING OF AMERICA INC
filed 1996-08-14
CIK 853017

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996
                                ------------------------------------------------


Commission File Number:            33-29718
                        --------------------------------------------------------

                     U.S. ALCOHOL TESTING OF AMERICA, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          #22-2806310
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

 10410 TRADEMARK STREET, RANCHO CUCAMONGA, CALIFORNIA           91730
- - --------------------------------------------------------------------------------
       (Address of Principal Executive Offices)               (Zip Code)

                                (909)  466-8378
- - --------------------------------------------------------------------------------
               Registrant's Telephone Number, Including Area Code


- - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     [X] Yes     [ ] No


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

As of August 1, 1996  -  Common Stock, $.01 Par Value   35,353,092

                                     PART I

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                       June 30,           March 31,
                                                         1996               1996
                                                     -----------         -----------
                                                     (Unaudited)
                 ASSETS
                 ------

Current Assets:
  Cash and Cash Equivalents                          $ 1,327,999         $ 1,286,520
Accounts Receivable (Net of Allowances
    For Bad Debts of $189,116 at June 30, 1996
    and $187,703 at March 31, 1996)                      518,680             488,776
  Other Receivables                                      301,850               1,850
  Inventories                                          1,020,398           1,041,261
  Prepaid Expenses                                       214,534             265,660
                                                     -----------         -----------
Total Current Assets                                   3,383,461           3,084,067


Property and Equipment (Net of Accumulated
  Depreciation of $2,173,501 at June 30, 1996
  and $2,060,568 at March 31, 1996)                    2,577,638           2,997,066


Intangible Assets and Other Assets                     4,995,224             871,151
                                                     -----------         -----------
Total Assets                                         $10,956,323         $ 6,952,284
                                                     ===========         ===========





    The accompanying notes are an integral part of the financial statements.

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)



                                                           June 30,          March 31,
                                                             1996              1996
                                                         ------------       ------------
                                                         (Unaudited)
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current Liabilities:
  Note Payable                                           $    400,000
  Accounts Payable                                            460,363       $    649,835
  Accrued Expenses and Taxes                                  536,691            708,620
  Current Portion of Long-Term Debt                            48,792             32,827
  Preferred Stock Dividend Payable                             14,405              7,202
                                                         ------------       ------------
Total Current Liabilities                                   1,460,250          1,398,484

Long-Term Debt - Net of Current Portion                        17,367             42,962
                                                         ------------       ------------
Total Liabilities                                           4,245,224          1,441,446

Commitments and Contingencies

Minority Interest                                           1,361,038          1,478,508

Stockholders' Equity:
  Preferred Stock Class "A", $.01 Par Value,
    500,000 Shares Authorized, Issued and
    Outstanding 41,157 Shares at June 30,
    1996 and March 31, 1996.  (Liquidation
    Preference of $205,785 at June 30, 1996
    and March 31, 1996)                                           412                412

  Preferred Stock Class "B", $.01 Par Value,
    1,500,000 Shares Authorized, Issued and
    Outstanding -0- Shares at June 30,
    1996 and March 31, 1996.

  Common Stock, $.01 Par Value, 50,000,000
    Shares Authorized, Issued and Outstanding
    35,353,092 Shares at June 30, 1996 and
    32,480,000 March 31, 1996                                 355,831            324,800
  Additional Paid-In Capital                               50,619,295         45,176,619
  Accumulated Deficit                                     (42,858,507)       (41,469,501)
                                                         ------------       ------------
Total Stockholders' Equity                                  8,117,032          4,032,330
                                                         ------------       ------------
Total Liabilities and Stockholders' Equity               $ 10,956,323       $  6,952,284
                                                         ============       ============

The accompanying notes are an integral part of the financial statements.

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                         For the Three Months Ended
                                                                   June 30,
                                                            1996             1995
                                                        ------------     ------------
Continuing Operations
    Sales - Net                                         $    603,716     $    406,595

Costs and Expenses:
  Cost of Sales                                              219,650          272,449
  Selling and Marketing Expenses                             228,509          188,993
  General and Administrative Expense                       1,257,641          743,135
  Research and Development                                   208,714          244,083
  Interest                                                                     45,425
  Depreciation and Amortization                              195,677          238,085
                                                        ------------     ------------
  Loss From Operations                                    (1,506,475)      (1,325,575)
                                                        ------------     ------------
Other Income (Expense)                                             -          340,831

Loss Before Minority Interest
     In Net Loss of Subsidiary                            (1,506,475)        (984,744)

Minority Interest In Net Loss of Subsidiary                  117,470           34,957
                                                        ------------     ------------
Loss From Continuing Operations                           (1,389,005)       ( 949,787)
                                                        ------------     ------------
Discontinued Operations
     Loss From Operations before Minority Interest
     In Net Loss                                                             (408,129)
     Minority Interest                                                        133,018
                                                                         ------------
     Loss From Discontinued Operations                                       (275,111)
                                                        ------------     ------------
Net Loss                                                $ (1,389,005)    $ (1,224,898)
                                                        ============     ============

Loss Applicable to Common Stock
     Net Loss                                             (1,389,005)    $ (1,224,898)
     Preferred Stock Dividend                                 (7,202)          (7,203)
                                                        ------------     ------------
     Loss Applicable to Common Stock                    $ (1,396,207)    $ (1,232,101)
                                                        ============     ============

Loss Per Common Share:
     Loss From Continuing Operations                    $       (.04)    $       (.03)
     Loss From Discontinued Operations                                   $       (.01)
     Net Loss                                           $       (.04)    $       (.04)

Weighted Average Common Shares Outstanding                33,991,269       28,141,041

The accompanying notes are an integral part of the financial statements.

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                            For the Three Months
                                                                   Ended
                                                                  June 30,
                                                            1996            1995
                                                        -----------      -----------
Cash Flow From Operating Activities:
  Net Loss                                              $(1,389,005)     $(1,224,898)
  Adjustments to Reconcile Net Loss
    to Net Cash Used by Operating Activities:
    Provision For Bad Debts                                   3,511          (27,046)
    Loss on Disposition of Fixed Assets                       2,164                -
    Depreciation and Amortization                           203,843          308,566
    Minority Interest in Net Loss of Subsidiary,
      Net of Preferred Stock Dividends Paid                (117,470)        (167,975)
    Unrealized Loss(Gain) on Marketable Securities                -         (276,072)
    Amortization of Bond Discount                                 -             (779)
Change in Operating Assets and Liabilities:
 Decrease (Increase) in
   Accounts Receivable                                      (29,903)          27,682
 (Increase) Decrease in Inventories                          20,863          (39,456)
 Decrease in Prepaid Expenses                                51,125           42,971
 (Increase) Decrease in Other Receivables                  (300,000)         (14,681)
 Increase (Decrease) in Accounts Payable                   (189,472)        (360,671)
 Decrease in Accrued Expenses
   and Taxes                                               (164,092)         (39,460)
                                                        -----------      -----------
Net Cash (Used) by Operating Activities                  (1,910,600)      (1,771,819)

Cash Flow From Investing Activities:
  Purchases of Property and Equipment                      (112,942)        (146,799)
  Purchase of Robert Stutman & Associates, Inc.          (4,062,500)               -
  Sale of U.S. Rubber Recycling Fixed Assets                289,286                -
Other-Net                                                   (45,099)         (14,530)
                                                        -----------      -----------
Net Cash Provided (Used) by Investing Activities         (3,931,255)        (161,329)
                                                        -----------      -----------

Cash Flow From Financing Activities:
  Sale and Issuance of Common Stock                       5,848,704                -
  Expenses of Common Stock Issuance                        (375,000)               -
  Payments of Long-Term Debt                                  9,630          (17,357)
  Payment of Dividend on Class "A"
    Preferred Stock                                               -
Proceeds of Brokerage Loans Payable                               -        1,000,000
  Payments of Brokerage Loans Payable                             -          (24,595)
  Notes issued to RSA Acquisition                           400,000                -
                                                        -----------      -----------
Net Cash Provided by Financing Activities                 5,883,334          958,048

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                  (UNAUDITED)


                                                        For the Three Months Ended
                                                                 June 30,
                                                            1996          1995
                                                         ----------    ----------
Increase (Decrease) in Cash and Cash Equivalents         $   41,479    $ (975,100)

Cash and Cash Equivalents - Beginning                     1,286,520     1,633,098
                                                         ----------    ----------
Cash and Cash Equivalents - Ending                       $1,327,999    $  657,998
                                                         ==========    ==========

Supplemental Disclosure of Cash Information:
  Cash Paid for Interest                                               $   46,115
                                                                       ==========
  Income Taxes Paid                                                    $        -
                                                                       ==========
Non-Cash Financing Activities:
  Preferred Stock Dividends Accrued                                    $    7,203
                                                                       ==========
  Issuance of Common Stock as Payment
    of Class Action Settlement                                         $        -
                                                                       ==========





The accompanying notes are an integral part of the financial statements.

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)


NOTE 1  - Basis of Presentation

                 The consolidated financial statements include the accounts of U.S. Alcohol Testing of America, Inc.("USAT") and its wholly and majority owned subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation.

                 In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

                 Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors which are beyond the control of the Company.

                 This Report should be read in conjunction with USAT's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.


NOTE 2  - Cash and Cash Equivalents

              Cash and cash equivalents are summarized as follows:

                                 June 30,        March 31,
                                   1996            1996
                                ----------      ----------
Cash in Banks                   $1,069,514      $  527,969
Money Market Funds                   3,485           5,683
Commercial Paper                   255,000         752,868
                                ----------      ----------
                                $1,327,999      $1,286,520
                                ==========      ==========


NOTE 3  - Inventories

                 Inventories are summarized as follows:

                                 June 30,        March 31,
                                   1996            1996
                                ----------      ----------
         Finished Goods         $   63,360      $  246,261
         Work in Process           528,539         378,162
         Raw Materials             428,499         416,838
                                ----------      ----------
                                $1,020,398      $1,041,261
                                ==========      ==========

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)


NOTE 4  - Property and Equipment

                 Property and equipment is summarized as follows:

                                         June 30,      March 31,
                                           1996          1996
                                        ----------    ----------
Furniture and Fixtures                  $  554,963    $  464,010
Equipment                                  978,031     1,254,435
Equipment - Network/Per Test             2,312,752     2,327,553
Test Equipment                             498,629       476,765
Leasehold Improvements                     343,691       410,829
Vehicles                                    63,073       124,042
                                        ----------    ----------
                                         4,751,139     5,057,634

Less:  Accumulated Depreciation          2,173,501     2,060,568
                                        ----------    ----------
                                        $2,577,638    $2,997,066
                                        ==========    ==========

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)



NOTE 5 - Note Payable and Long Term Debt

                 Note Payable and Long-Term Debt is summarized as follows:

                                            June 30,   March 31,
                                              1996       1996
                                            --------   --------
Capitalized lease obligations secured
by certain equipment payable in
various monthly installments, and
due through January, 1999.                 $ 66,159    $ 75,789

Note Payable, bearing interest at 7.5%
per annum due May 21, 1997.  USAT is
required to prepay the notes if
common stock purchase warrant exercises
after April 17, 1996 exceed $7,000,000      400,000
                                           --------    --------
                                            466,159      75,789

Less:  Current Portion                      448,792      32,827
                                           --------    --------
                                           $ 17,367    $ 42,962
                                           ========    ========



NOTE 6 - Minority Interest

         The Company's consolidated financial statements at June 30, 1996 include 100% of the assets, liabilities and losses of U.S. Drug Testing, Inc., a 67.0% owned publicly traded subsidiary and 100% of the assets, liabilities and losses of Good Ideas Enterprises, Inc., a 60.8% owned publicly traded subsidiary. The $1,361,038 minority interest reported on the balance sheet represents the minority stockholders' interest in the equity of these subsidiaries.


NOTE 7 -  Acquisition of Robert Stutman & Associates, Inc.

         On May 21, 1996, the Company completed the acquisition of Robert Stutman & Associates, Inc. ("RSA"), a provider of corporate "Drug Free Workplace" programs. The purchase price was comprised of $2,100,000 in cash, $400,000 in notes, 500,000 shares of the Company's Common Stock and Common Stock purchase warrants to acquire 900,000 shares of the Company's Common Stock at $3.125 per share, which was the closing sales price of the Common Stock on April 17, 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effect of Merger - U.S. Drug Testing, Inc.

         During May 1996, USAT filed a Registration Statement to register shares of the USAT Common Stock to be issued to the minority stockholders of U.S. Drug Testing, Inc., ("U.S. Drug") upon consummation of a proposed merger of U.S. Drug into and with a wholly-owned subsidiary of the Company. If the proposed merger is successful, USAT will record a non-recurring charge to income of approximately $8,500,000 as Incomplete Research and Development cost representing the excess of the market value of USAT Common Stock over the recorded value of the minority interest in U.S. Drug. The effects of the merger are discussed in the USAT's Annual Report for the fiscal year ended March 31, 1996. There can be no assurance that the merger will be consummated.

Effects of Merger - Good Ideas

         During April 1996, USAT filed the Registration Statement to register shares of USAT Common Stock to be issued to the minority shareholders of Good Ideas Enterprises, Inc., ("Good Ideas") upon consummation of a proposed merger of a wholly-owned subsidiary of USAT with and into Good Ideas. If the proposed merger is successful, USAT will record a charge to Loss On Disposal of Discontinued Operations of approximately $635,000 representing the excess of the market value of USAT Common Stock over the recorded value of the minority interest in Good Ideas. The effects of the merger are discussed in the USAT's Annual Report for the fiscal year ended March 31, 1996. There can be no assurance that the merger will be consummated.

Liquidity and Capital Resources

         Although the Company has a history of operating losses through June 30, 1996, management believes that the Company will have the cash resources available to it to meet all of its operating requirements for the ensuing twelve months.

Management bases its belief on the following:

         1) Operations discontinued in for the fiscal year ended March 31, 1996 ("fiscal 1996") had been producing significant operating loss which have been eliminated.

         2) There is no indication that the Company will be effected by any losses from litigation or claims such as it experienced in fiscal 1996, although there can be no assurance that such claims will not arise.

         3)      Cash flow from operations will be increased through:

                 *   The addition of RSA revenues
                 *   Developing the human resource provider business
                 * Emphasis on sales of Mobile Alcohol Collection Systems and Alcohol Breath Tubes
                 * Implying the sales force to represent both RSA/ProActive "products" and alcohol testing products.

Additionally, USAT has demonstrated its past ability to successfully generate funds from the exercise of Common Stock purchase warrants and to privately place USAT's equity securities.

For a more complete discussion of Liquidity and Capital Resources, see the Company's "Management Discussion and Analysis of Financial Condition" in its Annual Report on Form 10-K for fiscal.

Changes in Financial Condition

         Cash used for operations was $1,910,000 for the quarter ended June 30, 1996. The net loss for the quarter was $1,389,000. The adjustment necessary to reconcile the net loss to the net cash used by operating activities was $522,000. Significant components of this adjustment included an increase in other receivables of $300,000 of proceeds from the sale of the assets of U.S. Rubber Recycling, Inc., the minority interest in the loss of U.S. Drug of $117,000, a decrease in accounts payable of $189,000 and a decrease in accrued expenses of $164,000 reduced by depreciation of $204,000

         Cash used in investing activities was $3,900,000 consisting of the purchase of Robert Stutman & Associates, Inc. of $4,062,500 and purchase of property and equipment of $112,942. The sale of fixed assets of U.S. Rubber Recycling provided $289,286.

         Cash flow from financing activities provided $5,883,334, primarily for the exercise of common stock purchase warrants in the amount of $4,286,000 and the issuance of common stock in connection with the Robert Stutman & Associates, for acquisition in the amount of $1,562,500. Notes issued in this acquisition accounted for an additional 400,000 provided.

Results of Operations

Three months ended June 30, 1996 compared with three months ended June 30, 1995.

         Revenues from continuing operations increased by $197,000 or 48% from $407,000 in fiscal 1995 to $604,000 in fiscal 1996. The increase was the result of higher cost per test revenue increasing U.S. Alcohol sales from $329,000 in 1995 to $394,000 in 1996, together with sales from RSA/ProActive of $184,000. As RSA/ProActive are new operations to the Company, no revenues from these operations in included in the prior period. Alconet sales declined from $78,000 in fiscal 1995 to $26,000 in fiscal 1996.

         Operating losses from Continuing Operations increased to $1,389,000 in the quarter ending June 30, 1996 compared with $985,000 in the same period of fiscal 1995. USAT operating, loss increased from $656,000 in fiscal 1995 to $787,000 as the result of increased general and administrative costs consisting of duplicate salaries during the period of management transition, legal costs associates with the filing of two registrations statements in connection with the proposed purchase of the minority share of Good Ideas Enterprises, Inc., and U.S. Drug Testing, Inc., and the cost associates with the acquisition of RSA. The loss from U.S. Drug increased from $106,000 during the quarter ended June 30, 1995 to $365,000 in the same quarter of the current year. The prior year results of U.S. Drug included other income of approximately $336,000, primarily from unrealized gain in the value of marketable securities.

         U.S. Drug is currently conducting a feasibility study as to the drug testing product which will require increased development costs until completed. If, as hoped, the results are satisfactory, USAT anticipates that such expense will continue to be high. If the results of the feasibility study are unsuccessful U.S. Drug will be able to reduce such development expenses, but its opportunity to produce revenues in two years will be eliminated. Except for these expenses and those related to the "taking private transactions," USAT's management anticipates that other costs will be controlled during the balance of the fiscal year ended March 31, 1997 ("fiscal 1997") and that revenues will grow during the balance of fiscal 1997 from RSA/ProActive operations and the alcohol testing operations. There can be no assurance that management's expectations will be realized and, if realized, when.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                U.S. ALCOHOL TESTING OF AMERICA, INC.
                                Registrant


                                BY: /s/ Robert M. Stutman
                                    -----------------------------------------
                                    Robert M. Stutman
                                    Chief Executive Officer


                                BY: /s/ Joseph Bradley
                                    -----------------------------------------
                                    Joseph Bradley
                                    Treasurer, Acting Chief Financial Officer
                                    and Chief Accounting Officer

                                    PART II


ITEM 1  - Legal Proceedings

          The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. These actions, when finally concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position of the Company.

ITEM 2  - Changes in Securities

          There have been no changes in securities of the Registrant.

ITEM 3  - Defaults Upon Senior Securities

          There have been no defaults on senior securities.

ITEM 4  - Submission of Matters for a Vote of Shareholders

          No matters were submitted to shareholders vote.

ITEM 5  - Other Information

ITEM 6  - Exhibits and Reports on Form 8-K

          EXHIBIT
          -------
            27       Financial Data Schedule

          A Form 8-K was filed during the quarter ended June 30, 1996 covering the acquisition of Robert Stutman & Associates, Inc. on May 21, 1996.
Financial statements required to be filed with this report were filed in August 1996.