Form 10-K/A
period 1996-03-31
U S ALCOHOL TESTING OF AMERICA INC
filed 1996-09-23
CIK 853017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                    For the fiscal year ended March 31, 1996
                         Commission File Number 0-18938


                      U.S. ALCOHOL TESTING OF AMERICA, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


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

                                                      Percentage of Revenues
    USAT's Products and Services                      Derived During Each of the
    ----------------------------                      Last Three Fiscal Years
                                                      --------------------------
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

         USAT, as part of its current business strategy, intends to capitalize upon the DOT's rules for mandatory alcohol testing within the transportation industry. The final rule, which became effective in January 1995 as to the larger transportation companies and, in January 1996, as to the balance, affected nearly 8,000,000 employees who are engaged in safety- sensitive positions in the transportation industry by requiring them to be tested for alcohol on DOT-approved breath testing devices. Mandatory pre-employment screening, however, is not required by the DOT rule. USAT's Alco-Analyzer series and, in particular, its Model 2100 meet the DOT's standard. In December 1994, USAT entered into two agreements with major testing laboratories, Corning Clinical Laboratories Inc., formerly Metpath Inc., and Laboratory Corporation of America ("Lab Corp."), formerly National Healthcare Laboratories Incorporated, for placement of approximately 700 units of its Model 2100 at the respective laboratory's collection sites with remuneration to USAT on a per test basis. These two agreements, copies of which agreements are filed (by incorporation by reference) as Exhibits to this Report and are incorporated herein by this reference, as well as others with smaller customers, have terms ranging from three to five years.

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

         The Company has obtained tradenames for its major products. The following are the registered trademarks of the Company and have been published by the U.S. Patent and Trademark Office (the "PTO"): Alco-Equilibrator(TM), Sobriety Checkpoint(TM), ABT(TM), Alco-Analyzer(TM), Final Call(TM), Alco-Equilbrator(TM) and Drug Won't Work Here(TM). On April 12, 1995, the Company abandoned the following trademarks: Mobile Alcohol Collection, MACS, Alco-Report; Alco-Breath Tubes, Alco-Link and Alco-Simulator. Good Ideas has registered the trademarks Good Ideas(TM) and Big Bill's Bric Builders(TM) and the same are published by the PTO. The Company believes these tradenames afford adequate protection. However, there can be no assurance that infringement claims will not be asserted against the Company in the future.

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

         In December 1993, Good Ideas and USAT entered into a management services agreement (the "Management Services Agreement"), effective retroactively to October 1, 1993, pursuant to which the fee for management and administrative services provided by USAT was computed on a fixed monthly fee of $25,000, plus five percent of annual gross sales in excess of $5,000,000. A copy of the Management Services Agreement is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference. The fee charged by USAT for its management services was determined arbitrarily by its Board of Directors after taking into consideration the anticipated diversion of USAT resources required to provide such services, both in terms of employee time and allocated overhead costs. Pursuant to the Agreement, the term, which initially was to expire on September 30, 1994, has been automatically renewed so that it is now scheduled to expire on September 30, 1996. The Agreement, however, provides for automatic one-year renewals unless terminated by Good Ideas upon six months' notice prior to the commencement of any renewal term or by USAT at least 12 months prior to the commencement of any renewal term. In view of the USAT Board's decision on February 26, 1996 to sell or liquidate Good Ideas (see the succeeding paragraph), the Board suspended management fees to USAT retroactive to January 1, 1996. Accordingly, Good Ideas recorded no management fee expense in the last quarter of fiscal 1996 and USAT recorded no income from management fees in the same period.

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

         Although consummation of the U.S. Drug Merger will result in the cancellation of the indebtedness from USAT to U.S. Drug ($282,000 outstanding as of March 31, 1996 and due June 30, 1996), USAT will still have to invest at least $4,500,000 to $5,000,000 in the drug testing operations during the next two years in order to complete the development of the drug testing products. The foregoing estimate does not reflect an additional $2,000,000 to $2,500,000 required for manufacturing line start-up expenses. Because no revenues from sales are currently expected from the drug testing operations for at least 20 to 30 months, assuming U.S. Drug Acquisition Corp., as the successor to U.S. Drug by merger, meets the current product development schedule, as to which there can be no assurance, the drug testing operations will operate at a loss for at least the next two fiscal years, requiring the Company to seek to generate revenues from the combined RSA/ProActive business and from its alcohol testing operation, assuming that the sale of Good Ideas is effected. Although USAT management is optimistic about the Company achieving a significant amount of revenues from the alcohol testing and the combined RSA/ProActive operations, there can be no assurance that management's expectations will be achieved and in the time frame that management contemplates. Management believes that the combined RSA/ProActive operations can also increase the revenues from the alcohol testing products and, when its products are developed and marketable, those of the drug testing subsidiary. Although the sale of the rubber recycling operation and the desired sale of the toy operation, as to which there can be no assurance that the latter sale will be consummated or, if sold, as to when and for what purchase price the sale will be effected, will eliminate a substantial portion of the Company's operating losses, such sales will also substantially reduce the Company's revenues (the toy and rubber recycling operations constituted 79.9% of the Company's revenues in fiscal 1995 and 67.3% in fiscal 1996). Accordingly, in order to meet the Company's cash requirements, particularly those relating to its drug testing operation, the Company must develop new sources of revenues - as to which the combined RSA/ProActive operation is the most likely source, seek additional financing and/or secure additional exercises of outstanding USAT Common Stock purchase warrants and stock options. There can be no assurance that any of these sources of cash will produce sufficient amounts required for the Company's operations, including U.S. Drug's, although USAT management believes, as discussed below under "Liquidity and Capital Resources," that, as the result of the recently completed private placement, the recent exercises of Common Stock purchase warrants and other potential sources of funds, the Company expects to meet its cash requirements for at least the next 12 months. There is, of course, no assurance that management's expectations will be realized. If the U.S. Drug Merger is successful, USAT will record a non-recurring charge to income of approximately $8,500,000 as Incomplete Research and Development cost, representing the excess of the market value of the USAT Common Stock issued in the U.S. Drug Merger over the book value of the acquired minority investment in U.S. Drug.

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

EFFECT OF MERGER -- GOOD IDEAS

         During April 1996, USAT filed the Good Ideas Registration Statement to register shares of the USAT Common Stock to be issued to the minority stockholders of Good Ideas upon consummation of a proposed merger of a wholly owned subsidiary of USAT with and into Good Ideas. If the proposed merger is successful, USAT will record a charge to Loss on Disposal of Discontinued Operations of approximately $635,000 representing the excess of the market value of the USAT Common Stock issued in the merger over the book value of the acquired minority interest in Good Ideas. The other effects of the proposed merger (the "Good Ideas Merger") are discussed below.

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

OPERATING CASH FLOWS

         Cash used for operations was $8,711,000 for fiscal 1996. The net loss for the period was $10,461,000 and the difference between the net loss and the net cash used by operating activities was $1,750,000. Components of this difference included:

                                                 Increases        Decreases
                                                 ---------        ---------

         Accounts Receivable                                     $  361,000
         Inventory                                                1,302,000
         Minority Share                         $1,009,000
         Accounts Payable                        1,011,000
         Unrealized Gain                           302,000
         Depreciation/Amortization                                1,311,000
         Net Assets -- Discontinued Operations     505,000
         Loss on Disposal of Discontinued
           Operations                                             1,326,000
         Other Components, net                        --            337,000
                                                ----------       ----------
         Total                                  $2,887,000       $4,637,000
                                                                  2,887,000
                                                                 ----------
         Net Decrease                                            $1,750,000
                                                                 ==========

INVESTING CASH FLOWS

         Cash provided from investing activities was $3,358,000 for fiscal 1996. $3,610,000 was generated from the sales of trading securities as described above and $288,000 was used for the purchase of property and equipment. Other net sources of funds amounted to $36,000.

FINANCING CASH FLOWS

         Cash provided from financing activities was $4,937,000 during the fiscal 1996. The Company provided cash from the sale of securities in two private placements in the aggregate gross amount of $6,788,000, from the exercise of warrants in the amount of $167,000 and from demand loans, secured by U.S. Drug's REMIC bonds, in the amount of $1,000,000. Cash from the sale of the REMIC bonds included as an investing activity was used to pay off brokerage loans in the amount of $2,570,000. Expenses of raising the $6,955,000 from the placements and warrants were $363,000. Net payments of long term debt and payment of dividends on the Preferred "A" Stock used cash of $88,000.

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

         The net loss for Good Ideas was $1,566,000 for fiscal 1996, representing an increase of $768,000 from the net loss of $798,000 reported for fiscal 1995. The increase in the net loss was due to the decreases in sales and gross profit offset by the decreases in selling, general and administrative expenses and management fees, all as described in the preceding paragraphs. The net loss for the current year was also increased by the writedown of assets in the amount of $258,000 and the projected costs through sale or liquidation in the amount of $110,000. Included above but excluded in discontinued operations in the financial statements are intercompany allocations of general corporate overhead of $225,000 and $305,121 in fiscal 1996 and 1995, respectively, and intercompany allocations of interest income of $157,812 and $64,320 in fiscal 1996 and 1995, respectively.

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

         The operating loss of $492,000 for fiscal 1996 represented a decrease of approximately $131,000 from an operating loss of $623,000 for fiscal 1995. The decrease was primarily attributable to the increased percentage of gross margin and the decrease in selling, general and administrative expenses incurred during fiscal 1996. Included above but excluded in discontinued operations in the financial statements are intercompany allocations of general corporate overhead of $89,193, $213,173 and $119,216 in fiscal 1996, 1995 and 1994, respectively, and intercompany allocations of interest expense (income) of $122,545, $109,575 and $61,034 in fiscal 1996, 1995 and 1994, respectively.

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

         Good Ideas had a loss from operations of $905,000 in fiscal 1995 as compared with a loss from operations of $426,000 in fiscal 1994, an increase of $479,000 or 112.4%. The increase in operating loss was due to the decrease in sales and the increase in selling, general and administrative expenses, offset by the decrease in the management fee, as described in the preceding paragraphs. Included above but excluded in discontinued operations in the financial statements are allocations of general corporate overhead of $305,121 and $425,150 in fiscal 1995 and 1994, respectively and intercompany allocations of interest expense (income) of $64,320 and $163,554 in fiscal 1995 and 1994, respectively.

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

         The operating loss of $511,000 for fiscal 1995 increased by $143,000 or 38.9% over the operating loss of $368,000 in fiscal 1994. The increase was attributable primarily to payroll and related costs incurred because of USRR's anticipation of opening a second manufacturing location. Included above but excluded in discontinued operations in the financial statements are intercompany allocations of general corporate overhead of $212,173 and $119,216 in fiscal 1995 and 1994, respectively, and intercompany allocations of interest expense of $119,575 and $61,034 in fiscal 1995 and 1994, respectively.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

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

         In February 1996, Lee S. Rosen, a director of USAT, received $100,000 and warrants to purchase 700,000 shares of the USAT Common Stock for services performed in connection with USAT's offering of shares of the USAT Common Stock pursuant to Regulation D under the Securities Act. The warrants consist of (a) a Common Stock purchase warrant expiring November 15, 1998 to purchase 400,000 shares of the USAT Common Stock at $1.9375 per share, (b) a Common Stock purchase warrant expiring November 15, 2000 to purchase 150,000 shares of the USAT Common Stock at $3.00 per share and (c) a Common Stock purchase warrant to purchase

150,000 shares of the USAT Common Stock at $4.00 per share. The latter two warrants can only be exercised as to 50,000 shares of the USAT Common Stock subject thereto in proportion to the shares issued upon the exercise of Common Stock purchase warrants expiring December 17, 1999 to purchase 2,000,000 shares of the USAT Common Stock at $2.00 per share issued to the purchasers in such prior placement. During May and June 1996, Mr. Rosen was paid an additional $400,000 for services rendered to USAT in connection with the exercise of previous outstanding Common Stock purchase warrants to purchase shares of the USAT Common Stock (See Note 16 to the Financial Statements). The payments to Mr. Rosen are directly related to raising capital for the Company and have been charged to Additional Paid-In Capital. Mr. Rosen has also received a Common Stock purchase warrant expiring April 17, 1999 to purchase 300,000 shares of the USAT Common Stock at $3.125 per share.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

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

2(b) Form of Agreement and Plan of Merger dated as of April 23, 1996 by and among USAT, U.S. Drug Acquisition Corp. and U.S. Drug. (2)

2(c) Form of Agreement and Plan of Merger dated as of April 12, 1996 by and among USAT, Good Ideas Acquisition Corp. and Good Ideas. (3)

3(a) Copy of Certificate of Incorporation of USAT as filed in Delaware on April 15, 1987. (4)

Number            Exhibit
- ------            -------

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


Number            Exhibit
- ------            -------

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

10(p)(1)          Copy of Consulting and Royalty Agreement dated June 20, 1988 between Manley Luckey and USAT. (4)

10(p)(2)          Copy of Amendment dated August 1990 to Consulting and Royalty
                  Agreement filed as Exhibit 10(p)(1) hereto. (4)

10(q) Copy of Investment Banking Agreement dated July 1, 1991, as revised October 1, 1991, between Jeffrey Brooks Securities,
                  Inc. and USAT. (4)

10(r) Copy of Asset Purchase Agreement dated November 2, 1992 by and between Adflo International, Inc. and USAT. (9)

10(s)             Copy of Stock Purchase Agreement dated March 30, 1995 between
                  Alconet, Inc., Dakotanet, L.L.C. and USAT. (10)


Number            Exhibit
- ------            -------

Number            Exhibit

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

Number            Exhibit

10(dd)            Form of Common Stock purchase warrant expiring December 17,
                  1999. (13)

16                Letter dated November 16, 1995 from Wolinetz, Gottlieb &
                  Lafazan, P.C. to the Securities and Exchange Commission. (14)

21                Subsidiaries of USAT. (7)


- -------

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

8. Filed as an exhibit to USAT's Current Report on Form 8-K filed on November 2, 1992 and incorporated herein by this reference.

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

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                           U.S. ALCOHOL TESTING OF AMERICA, INC.
                                           ------------------------------------
                                                       (Registrant)




                                           By:/s/ Linda H. Masterson
                                              ---------------------------------
                                              Linda H. Masterson, President


         Date:  September 18, 1996

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



                                              WOLINETZ, GOTTLIEB & LAFAZAN, P.C.


                                          /s/ WOLINETZ, GOTTLIEB & LAFAZAN, P.C.
                                          --------------------------------------


Rockville Centre, New York
May 26, 1995

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                             MARCH 31,
                                                                                                       1996             1995
                                                                                                       ----             ----
                                     ASSETS
Current Assets:
  Cash and Cash Equivalents                                                                          $ 1,204,646     $  1,633,098
  Trading Securities                                                                                          --        3,307,543
  Accounts Receivable (Net of Allowance For Bad Debts of $112,490
    at March 31, 1996 and $125,149 at March 31, 1995)                                                    278,874          771,107
  Other Receivables                                                                                        1,850           69,378
  Inventories                                                                                            681,839        2,212,566
  Prepaid Expenses                                                                                       255,787          242,069
  Current Assets of Discontinued Operations, net                                                         256,654                -
                                                                                                     -----------     ------------
         Total Current Assets                                                                          2,667,650        8,235,761
                                                                                                     -----------     ------------
Property and Equipment (Net of Accumulated Depreciation of
  $1,867,316 at March 31, 1996 and $1,081,606 at March 31, 1995)                                       2,691,979        3,742,986
                                                                                                     -----------     ------------
Other Assets:
  Goodwill (Net of Accumulated Amortization of $ 93,912 at March 31,
    1995 and $229,216 at March 31, 1995)                                                                 797,393        2,008,592
  Patents (Net of Accumulated Amortization of $2,619 at March 31,
    1996 and $1,317 at March 31, 1995)                                                                    35,214           20,830
  Other Non-Current Assets                                                                                25,736           89,379
  Non-Current Assets of Discontinued Operation, net                                                      317,895               --
                                                                                                     -----------     ------------
         Total Other Assets                                                                            1,166,211        2,118,801
                                                                                                     -----------     ------------
Total Assets                                                                                         $ 6,535,840     $ 14,097,548
                                                                                                     ===========     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                                                   $   487,320     $  1,498,322
  Accrued Expenses and Taxes                                                                             468,150          472,253
  Current Portion of Long-Term Debt                                                                       29,395           53,727
  Brokerage Loan Payable                                                                                      --        1,569,592
  Preferred Stock Dividend Payable                                                                         7,202            7,202
  Current Liabilities of Discontinued Operations                                                         208,170               --
                                                                                                     -----------     ------------
         Total Current Liabilities                                                                       992,067        3,601,096
Long-Term Debt--Net of Current Portion                                                                    32,935           79,008

         Total Liabilities                                                                             1,025,002        3,680,104
                                                                                                     -----------     ------------

Commitments and Contingencies (See Note 13)                                                          -----------     ------------
Minority Interest                                                                                      1,478,508        2,723,502
                                                                                                     -----------     ------------
Stockholders' Equity:
  Preferred Stock, Class "A", $.01 Par Value; 500,000 Shares Authorized, Issued
    and Outstanding 41,157 Shares at March 31, 1996 and at March 31, 1995
    (Liquidation Preference of
    $205,785 at March 31, 1996 and at March 31, 1995)                                                        412              412
  Preferred Stock, Class "B", $.01 Par Value; 1,500,000 Shares
    Authorized, Issued and Outstanding -0- Shares at March 31, 1996
    and March 31, 1995                                                                                        --               --
  Common Stock, $.0l Par Value; 50,000,000 Shares Authorized, Issued
    and Outstanding 32,480,000 Shares at March 31, 1996 and
    28,141,041 Shares at March 31, 1995                                                                  324,800          281,411
  Additional Paid-In Capital                                                                                           45,176,619
38,421,034
  Accumulated Deficit                                                                                (41,469,501)     (31,008,915)
                                                                                                     -----------     ------------
  Total Stockholders' Equity                                                                           4,032,330        7,693,942
                                                                                                     -----------     ------------
Total Liabilities and Stockholders' Equity                                                           $ 6,535,840     $ 14,097,548
                                                                                                     ===========     ============


               The accompanying notes are an integral part of the
                             financial statements.

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                For The Years Ended
                                                                                                       March 31,
                                                                                  ------------------------------------------------
                                                                                    1996               1995             1994
                                                                                    ----               ----             ----
Continuing Operations:
  Net Sales                                                                        $ 1,165,661      $  1,695,215         $ 442,728
                                                                                  ------------       -----------      ------------
  Costs and Expenses:
    Cost of Sales
      (Exclusive of Depreciation Shown Below)                                        1,208,726         1,397,034           389,830
    Selling, General and Administrative Expenses
      (Exclusive of Depreciation Shown Below)                                        5,720,592         5,284,405         3,759,858
    Research and Development                                                         1,005,832         1,248,962           947,811
    Interest                                                                            81,450            46,069             1,534
    Depreciation and Amortization                                                    1,017,534           695,367           380,676
    Loss from Settlement of Class Action Litigation                                          -                 -         4,600,000
    Loss From Settlement of Litigation                                               1,137,914                 -            50,000
                                                                                  ------------       -----------      ------------
         Total Costs and Expenses                                                   10,172,048         8,671,837        10,129,709
                                                                                  ------------       -----------      ------------
  Loss From Operations                                                              (9,006,387)       (6,976,622)       (9,686,981)
                                                                                  ------------       -----------      ------------
  Other Income (Expense):
    Interest Income                                                                    116,075           250,486            94,443
    Loss on Sale of Marketable Securities                                           (1,889,216)         (154,707)               --
    Unrealized Gain (Loss) on Marketable Securities                                  2,190,721          (579,991)         (387,746)
    Loss on Write-Down of Note Receivable                                                                                 (177,600)
    Other Losses                                                                        (8,704)          (14,925)           (2,338)
                                                                                  ------------       -----------      ------------
         Total Other Income (Expense)                                                  408,876          (499,137)         (473,241)
                                                                                  ------------       -----------      ------------
  Loss Before Minority Interest in Net Loss (Income)
    of Subsidiaries                                                                 (8,597,511)       (7,475,759)      (10,160,222)
  Minority Interest in Net Loss (Income) of
    Subsidiaries, Net of Subsidiary Preferred Stock
    Dividends Paid                                                                     541,466           769,632           464,083
                                                                                  ------------       -----------      ------------
Loss from Continuing Operations                                                     (8,056,045)       (6,706,127)       (9,696,139)
                                                                                  ------------       -----------      ------------
Discontinued Operations:
  Loss from Operations before Minority Interest                                     (1,545,457)         (857,575)         (242,451)
  Minority Interest in Net Loss                                                        467,183           327,306          (127,445)
  Loss on Disposal, Net of Minority Interest of $143.671                            (1,326,267)                -                 -
                                                                                  ------------       -----------      ------------
Loss from Discontinued Operations                                                   (2,404,541)         (530,269)         (369,896)
                                                                                  ------------       -----------      ------------
Net Loss                                                                          $(10,460,586)      $(7,236,396)     $(10,066,035)
                                                                                                     ===========      ============
Weighted Average Common Shares Outstanding                                          29,834,502        25,691,674        22,027,068
                                                                                 =============       ===========      ============
Loss Applicable to Common Stock:
  Net Loss                                                                        $(10,460,586)      $(7,236,396)     $(10,066,035)
  Preferred Stock Dividend--Class "A"                                                  (28,810)          (39,179)          (26,358)
  Preferred Stock Dividend--Class "B"                                                        -            (2,425)          (13,826)
                                                                                  ------------       -----------      ------------
Loss Applicable to Common Stock                                                   $(10,489,396)      $(7,278,000)     $(10,106,219)
                                                                                  ============       ===========      ============
Loss Per Common Share:
  Loss from Continuing Operations                                                 $       (.27)      $      (.26)     $       (.44)
  Loss from Discontinued Operations                                                       (.08)             (.02)             (.02)
                                                                                  ------------       -----------      ------------
  Net Loss                                                                        $       (.35)      $      (.28)     $       (.46)
                                                                                  ============       ===========      ============


               The accompanying notes are an integral part of the
                             financial statements.

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY--
                FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994



                                        CLASS "A"    CLASS "B"                      ADDITIONAL
                                        PREFERRED    PREFERRED        COMMON          PAID-IN        ACCUMULATED
                                          STOCK        STOCK           STOCK          CAPITAL          DEFICIT           TOTAL
                                       ----------    ----------     ----------     -------------    --------------    ------------
Balance--April 1, 1993                      $502       $ 1,358       $168,407      $15,019,160     $(13,706,484)      $  1,482,943
Issuance of 571,500 Shares
  of Common Stock Upon
  Conversion of 127,000
  Shares of Class "B"
  Preferred Stock                             --        (1,270)         5,715           (4,445)              --                 --
Issuance of 4,444,469
  Shares of Common Stock
  Upon Conversion of
  Class "A" Preferred
  Shares of N.V.
  Subsidiary--Net                             --            --         44,445        3,738,544               --          3,782,989
Issuance of 780,621
  Shares of Common Stock
  Upon Exercise of
  Warrants--Net                               --            --          7,806        1,230,174               --          1,237,980
Dividend on Class "A"
  Preferred Stock                             --            --             --          (26,358)              --            (26,358)
Dividend on Class "B"
  Preferred Stock                             --            --             --          (13,826)              --            (13,826)
Issuance of 429,800
  Shares of Common
  Stock Upon Exercise
  of Warrants in
  Connection With a
  Settlement with a
  Former Consultant                           --            --          4,298        1,068,202               --          1,072,500
Issuance of 493,590
  Shares of Common Stock
  Upon Exercising of
  Placement Agent's Option
  in the N.V. Subsidiary and
  Conversion to Common
  Shares of the Company
  in Connection With
  Settlement With a
  Former Consultant                           --            --          4,936          572,564               --            577,500
Additional Paid in
  Capital Arising From
  Investment in U.S. Drug
  Testing, Inc. by
  Minority Interest                           --            --             --        4,756,288               --          4,756,288
Additional Paid in
  Capital Arising From
  Investment in Good
  Ideas Enterprises,
  Inc. by Minority Interest                   --            --             --        2,841,162               --          2,841,162
Issuance of 7,077 Shares
  of Common Stock in
  Payment of Class "B"
  Preferred Stock Dividend                    --            --             70           13,756               --             13,826
Issuance of 74,360
  Shares of Common Stock in Payment of
  Dividend on Class "A" Preferred
  Shares of the N.V.
  Subsidiary                                  --            --            745          194,255               --            195,000
Issuance of 10,000 Shares
  of Common Stock to
  Directors For Directors' Fees               --            --            100           21,150               --             21,250
Issuance of 400,000 Shares
  of Common Stock Upon
  Conversion of N.V.
  Subsidiary Common Stock--Net                --            --          4,000          965,156               --            969,156
Net Loss For The Year
  Ended March 31, 1994                        --            --             --               --      (10,066,035)       (10,066,035)
                                            ----         -----       --------      -----------     ------------       ------------
Balance--March 31, 1994                      502            88        240,522       30,375,782      (23,772,519)         6,844,375
         (Carried Forward)

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- (CONTINUED)
                FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994


                                        CLASS "A"    CLASS "B"                      ADDITIONAL
                                        PREFERRED    PREFERRED        COMMON          PAID-IN        ACCUMULATED
                                          STOCK        STOCK           STOCK          CAPITAL          DEFICIT           TOTAL
                                       ----------    ----------     ----------     -------------    --------------    ------------
Balance--March 31, 1994                     $502          $ 88       $240,522      $30,375,782     $(23,772,519)       $ 6,844,375
         (Brought Forward)
Issuance of 39,375 Shares
  of Common Stock Upon
  Conversion of 8,750
  Shares of Class "B"
  Preferred Stock                             --           (88)           394             (306)              --                 --
Issuance of 40,725 Shares
  of Common Stock Upon
  Conversion of 9,050
  Shares of Class "A"
  Preferred Stock                            (90)           --            407             (317)              --                 --
Issuance of 812,018
  Shares of Common Stock
  Upon Exercise of Warrants                   --            --          8,121        1,762,397               --          1,770,518
Dividend on Class "A"
  Preferred Stock                             --            --             --          (39,179)              --            (39,179)
Dividend on Class "B"
  Preferred Stock                             --            --             --           (2,425)              --             (2,425)
Issuance of 1,333,333
  Shares of Common Stock
  in Connection With
  Settlement of Class
  Action Litigation                           --            --         13,333        2,986,667               --          3,000,000
Additional Paid-In
  Capital Arising From
  Additional Investment
  in Good Ideas
  Enterprises, Inc. by
  Minority Interest                           --            --             --          165,977               --            165,977
Issuance of 931 Shares
  of Common Stock in
  Payment of Class "B"
  Preferred Stock Dividend                    --            --             10            2,415               --              2,425
Issuance of 30,000 Shares
  of Common Stock to
  Directors for
  Directors' Fees                             --            --            300           54,075               --             54,375
Issuance of 782,321 Shares
  of Common Stock in
  Connection With
  Acquisitions                                --            --          7,823        1,556,819               --          1,564,642
Issuance of 1,050,000
  Shares of Common Stock
  in Connection With a
  Private Placement, Net
  of Related Costs                            --            --         10,500        1,584,343               --          1,594,843
Expenses of Warrant Exercise                  --            --             --          (25,213)              --            (25,213)
Other                                         --            --              1               (1)              --                 --
Net Loss For Year Ended
  March 31, 1995                              --            --             --               --       (7,236,396)        (7,236,396)
                                            ----          ----       --------      -----------     ------------        -----------
Balance--March 31, 1995                      412             0        281,411       38,421,034      (31,008,915)         7,693,942
         (Carried Forward)

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- (CONTINUED)
                FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994


                                        CLASS "A"    CLASS "B"                      ADDITIONAL
                                        PREFERRED    PREFERRED        COMMON          PAID-IN        ACCUMULATED
                                          STOCK        STOCK           STOCK          CAPITAL          DEFICIT           TOTAL
                                       ----------    ----------     ----------     -------------    --------------    ------------
Balance - March 31, 1995                    $412        $ -          $281,411      $38,421,034     $(31,008,915)        $7,693,942
          (Brought Forward)

Dividend on Class "A"                          -          -                 -          (28,810)               -            (28,810)
Preferred Stock

Additional Paid-In Capital                     -          -                 -           97,674                -             97,674
Arising From Surrender of
Capital in Good Ideas
Enterprises, Inc. by Minority
Shareholder

Issuance of 2,152,469 Shares                   -          -            21,524        3,016,981                -          3,038,505
of Common Stock in Connection
with a Private Placement to
International Investors

Issuance of 116,500 Shares                                              1,165          165,440                -            166,605
of Common Stock upon Exercise
of Warrants

Issuance of 20,000 Shares of                   -          -               200           37,300                -             37,500
Common Stock to Directors for
Director's Fees

Issuance of 2,000,000 Shares                   -          -            20,000        3,730,000                -          3,750,000
of Common Stock in Connection
with a Private Placement
Under Regulation D

Expenses of Stock Offerings
and Warrant Exercises                          -          -                           (362,500)               -           (362,500)

Issuance of 50,000 Shares                      -          -               500           99,500                -            100,000
of Common Stock to Consultant
for Investor Relations and
Financial Consulting Services

Net Loss For Year Eended
         March 31,                             -          -                 -                -      (10,460,586)       (10,460,586)
                                            ----        ---          --------      -----------     ------------        -----------

Balance - March 31, 1996                    $412        $ -          $324,800      $45,176,619     ($41,469,501)       $ 4,032,330
                                            ====        ===          ========      ===========     ============        ===========


               The accompanying notes are an integral part of the
                             financial statements.

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           FOR THE YEARS ENDED MARCH 31,
                                                                                           -----------------------------
                                                                                   1996                1995              1994
                                                                                   ----                ----              ----
Cash Flow From Operating Activities:
  Net Loss                                                                    $(10,460,586)      $(7,236,396)         $(10,066,035)
  Adjustments to Reconcile Net Loss To Net Cash Used
    By Operating Activities:
    Provision For Bad Debts                                                        131,551            50,675                59,029
    Depreciation and Amortization                                                1,311,354           799,858               447,717
    Loss on Disposal of Discontinued Operations                                  1,326,267                --                    --
    Minority Interest in Net (Loss) Income of
      Subsidiary, Net of Subsidiary Preferred Stock
      Dividends Paid                                                            (1,008,649)       (1,096,938)             (336,638)
    Value of Common Stock Issued to Directors For
      Services                                                                      37,500            54,375                21,250
    Value of Common Stock Issued to Consultant                                     100,000                --                    --
    Value of Common Stock in Subsidiary Issued
      to Officer for Services                                                        5,000
    Unrealized Loss on Marketable Securities                                    (2,190,721)          579,991               387,746
    Realized Loss on Marketable Securities                                       1,889,216           154,707
    Amortization of Bond Discount                                                     (779)           (3,116)                 (960)
    Loss on Note Receivable                                                                               --               177,600
    Loss on Disposition of Property and Equipment                                   22,335            40,400                 2,338
    Changes in Operating Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable                                   360,682           711,044              (897,187)
      (Increase) Decrease in Other Receivables                                      67,528           (34,112)              155,143
      (Increase) Decrease in Inventories                                         1,301,593          (833,681)              425,816
      Increase in Prepaid Expenses                                                 (11,718)         ( 45,742)             (106,836)
      Increase in Other Assets                                                     (11,025)
      (Increase) Decrease in Funds in Escrow-
        Restricted                                                                       -         1,578,671            (1,578,671)
      Increase (decrease) in Accounts Payable                                   (1,011,022)          135,794               482,460
      Increase in Accrued Expenses and Taxes                                        (4,103)           24,492                14,504
      Increase (Decrease) in Accrued Class Action
        Settlement                                                                       -        (1,578,671)            4,578,671
      Increase in Net Assets of Discontinued Operations                           (364,522)
                                                                                 ---------        ----------           -----------
Net Cash Used By Operating Activities                                           (8,710,699)       (6,698,649)           (6,234,053)
                                                                                 ---------        ----------           -----------
Cash Flow From Investing Activities:
  Sale of Marketable Securities                                                  3,609,826            13,320                     -
  Purchase of Marketable Securities                                                      -                --            (3,908,281)
  Purchase of Property and Equipment                                              (287,599)       (2,555,133)             (667,536)
  Purchase of Patents and Related Costs                                                  -            (9,633)              (12,514)
  Proceeds form Sales of Fixed Assets                                               59,438                 -                     -
  Other                                                                            (23,221)            1,456               (33,408)
  Dispositions of Property and Equipment                                                 -                 -                10,000
  Repayment of Loan to Officer                                                           -                 -                50,000
  Cash Acquired in Business Acquisitions                                                 -           593,261                     -
  Costs of Business Acquisitions                                                         -            (5,120)                    -
                                                                                 ---------        ----------           -----------

Net Cash Provided (Used) By Investing Activities                                 3,358,444        (1,961,849)           (4,561,739)
                                                                                 ---------        ----------           -----------

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           FOR THE YEARS ENDED MARCH 31,
                                                                                   1996                1995              1994
                                                                                   ----                ----              ----
Cash Flow From Financing Activities:
  Sales and Issuances of Common and Preferred Stock                               6,788,505            1,694,063                --
  Proceeds of Long-Term Debt                                                         17,843               81,151           141,511
  Payments of Long-Term Debt                                                        (88,248)             (93,584)          (32,941)
  Payments of Notes Payable                                                              --                   --           (26,518)
  Proceeds of Brokerage Loans Payable                                             1,000,000            1,674,683                --
  Payments of Brokerage Loans Payable                                            (2,569,592)            (105,091)               --
  Proceeds From Sales of Common Stock by U.S.
    Drug Testing, Inc.                                                                   --                   --         8,609,600
  Proceeds From Sale of Common Stock by Good Ideas
    Enterprises, Inc.                                                                    --              326,000         6,000,000
  Expenses of Stock Offerings of Subsidiaries                                            --              (44,703)       (2,775,792)
  Proceeds From Exercising of Placement Agent's Option in Connection With
    Acquisition of 21 Units in N.V.
    Private Placement                                                                    --                   --           577,500
  Expenses of Stock Offering and Exercise of Warrants                              (362,500)            (124,433)          (38,157)
  Payment of Dividend on Class "A" Preferred Stock                                  (28,810)             (31,977)          (26,358)
  Issuance of Common Stock Upon Exercise of Warrants                                166,605            1,770,518         2,348,637
                                                                                -----------         ------------      ------------
Net Cash Provided By Financing Activities                                         4,925,803            5,146,627        14,777,482
                                                                                -----------         ------------      ------------
Increase (Decrease) in Cash and Cash Equivalents                                   (428,452)          (3,513,871)        3,981,690
Cash and Cash Equivalents--Beginning of the Year                                  1,633,098            5,146,969         1,165,279
                                                                                -----------         ------------      ------------
Cash and Cash Equivalents--End of the Year                                      $ 1,204,646         $  1,633,098      $  5,146,969
                                                                                ===========         ============      ============
Supplemental Disclosure of Cash Information:
  Cash Paid For Interest                                                        $    81,450         $     50,139      $      7,215
                                                                                ===========         ============      ============
  Income Taxes Paid                                                             $        --         $        --       $         --
                                                                                ===========         ============      ============
Non-Cash Financing Activities:
  Preferred Stock Dividends Accrued                                             $     7,202         $      7,202      $         --
                                                                                ===========         ============      ============
  Issuance of Common Stock for Businesses Acquired--
    Net of Cash Received                                                        $        --         $    976,501      $         --
                                                                                ===========         ============      ============
  Issuance of Common Stock as Payment for Preferred
    "B" Dividend                                                                $        --         $      2,465      $    13,826
                                                                                ===========         ============      ============
  Issuance of Common Stock as Payment of N.V.
    Preferred "A" Dividend                                                      $        --         $         --      $    195,000
                                                                                ===========         ============      ============
  Issuance of Common Stock Upon Conversion of N.V.
    Preferred "A" Shares--Net                                                   $        --         $         --      $  3,676,068
                                                                                ===========         ============      ============
  Issuance of Common Stock Upon Conversion of N.V.
    Common Shares--Net                                                          $        --         $         --      $    969,156
                                                                                ===========         ============      ============
  Issuance of Common Stock in Connection With
    Settlement of Class Action Litigation                                       $        --         $  3,000,000      $         --
                                                                                ===========         ============      ============
  Issuance of Common Stock Upon Conversion Of
    Class "A" Preferred Stock                                                   $        --         $        407      $         --
                                                                                ===========         ============      ============
  Issuance of Common Stock Upon Conversion Of
    Class "B" Preferred Stock                                                   $        --         $        394      $      5,715
                                                                                ===========         ============      ============


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

         The Company continually monitors events and changes in circumstances that could indicate carrying amounts of goodwill may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of goodwill many not be recoverable, the Company assesses the recoverability of goodwill by determining whether the carrying value of such goodwill will be recovered through undiscounted expected future cash flows after interest charges associated with the business acquired. No impairment losses were recorded by the Company in the years ended March 31, 1995 or 1994. Goodwill relating to the acquisition of Good Ideas in the amount of $1,013,304 was included in the loss on disposal of its discontinued operation in fiscal 1996.

         Impairments would be recognized in operating results if a permanent dimimution in value were to occur.

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


NOTE 2--CASH AND CASH EQUIVALENTS

         Cash and cash equivalents are summarized as follows:

                                                     MARCH 31,
                                                     ---------
                                               1996            1995
                                               ----            ----
Cash in Banks                              $  450,845      $  160,939
Money Market Funds                                933       1,472,159
Commercial Paper                              752,868               -
                                           ----------      ----------
                                           $1,204,646      $1,633,098
                                           ==========      ==========

NOTE 3--TRADING SECURITIES

         Trading securities at March 31, 1995 are summarized below. The Company owned no trading securities at March 31, 1996.

                                                                 MARCH 31,
                                                                 ---------
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

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES

                                 MARCH 31, 1996



NOTE 4--INVENTORIES

         Inventories are summarized as follows:

                                                                MARCH 31,
                                                                ---------
                                                           1996          1995
                                                           ----          ----

Finished Goods                                         $   64,437     $  538,677
Work in Process                                           334,699        497,583
Raw Materials                                             282,703      1,176,306
                                                       ----------     ----------
                                                       $  681,839     $2,212,566
                                                       ==========     ==========

NOTE 5--PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:


                                                               MARCH 31,
                                                               ---------
                                                          1996           1995
                                                          ----           ----

Furniture and Fixtures                                 $  453,609     $  411,965
Equipment                                                 811,333      1,339,602
Equipment--Network/Per Test                             2,327,553      2,030,918
Test Equipment                                            476,765        460,978
Leasehold Improvements                                    343,692        397,567
Vehicles                                                  124,042        183,562
                                                       ----------     ----------
                                                        4,536,994      4,824,592
Less:  Accumulated Depreciation                         1,845,015      1,081,606
                                                       ----------     ----------

                                                       $2,691,979     $3,742,986
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


NOTE 7-LONG-TERM DEBT

                                                                                     March 31,
               Long-term debt is summarized as follows:                              ---------
                                                                                1996           1995
                                                                                ----           ----

Capitalized lease obligations, secured by certain equipment, payable in
  various monthly installments due from July 1995 to January 1999             $ 62,330       $112,735
Note payable, bearing interest at 6% per annum from January 15, 1995, payable in semi-annual payments including principal and interest of
  $1,771 from July 15, 1995 and due January 15, 2002                              --           20,000
                                                                              --------       --------
                                                                                62,330        132,735
Less: Current Portion                                                           29,395         53,727
                                                                              --------       --------



                                                                               $32,935       $ 79,008
                                                                               =======       ========

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES

                                 MARCH 31, 1996


NOTE 7 (CONTINUED)--LONG-TERM DEBT

         Long-term debt matures as follows:

         MARCH 31,
         ---------

         1997                                            $ 29,395
         1998                                              15,460
         1999                                               9,324
         2000                                               4,512
         2001                                               3,639
                                                          -------
                                                          $62,330
                                                          =======

NOTE 8--MINORITY INTEREST

         The Company's consolidated financial statements at March 31, 1995 include 100% of the assets, liabilities and losses of U.S. Drug, a 67.0%-owned publicly traded subsidiary, and 100% of the assets, liabilities and losses of Good Ideas, a 59%- owned publicly traded subsidiary. The percentage ownership in Good Ideas decreased by 1% during the year ended March 31, 1995 by virtue of an additional 65,200 shares of common shares of the subsidiary sold pursuant to the overallotment provision of its initial public offering. The $2,723,502 minority interest reported on the balance sheet represents the minority stockholders' interest in the equity of these subsidiaries.

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

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES

                                 MARCH 31, 1996


NOTE 10 (CONTINUED)--INCENTIVE COMPENSATION PLAN AND OUTSTANDING COMMON STOCK
                     PURCHASE WARRANTS

Common shares reserved for stock options and for outstanding stock purchase warrants are presented in the following table:


                                        Incentive Stock Options        Non Qualified Options          Warrant Agreements
                                       -------------------------     -------------------------      -----------------------
                                       Number        Price Range     Number of     Price Range      Number      Price Range
                                       of Shares     Per Share       of Shares     Per Share        of Shares   Per Share
                                       ---------     -----------     ---------     -----------      ---------   -----------

Outstanding - April 1 1993               -0-          $  -0-            -0-          $ -0-          5,345,875    $ .44-4.00
Granted                                  -0-             -0-            -0-            -0-             53,250     1.81-3.00
Exercised                                -0-             -0-            -0-            -0-         (1,210,442)         1.33
                                        ------                        ------                       ----------

Outstanding - March 31, 1994             -0-             -0-            -0-            -0-          4,188,683     1.06-4.00
Granted                                420,000           2.38         30,000           2.38           869,750     1.81-2.50
Canceled                                 -0-             -0-            -0-            -0-             (6,000)         2.19
Exercised                                -0-             -0-            -0-            -0-           (812,018)    1.33-3.00
                                       -------                        ------                        ---------

Outstanding March 31, 1995             420,000           -0-          30,000           -0-          4,240,415     1.06-4.00
Granted                                  -0-             -0-            -0-            -0-          3,951,000)    1.88-4.00
Exercised                                -0-             -0-            -0-            -0-           (116,500)    1.06-1.87


                                       -------        ------         ------          ------         ---------    ----------
Outstanding March 31, 1996             420,000        $ 2.38         30,000          $ 2.38         8,074,915    $1.06-4.00
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

         Although the purchaser of the discontinued USRR business has assumed the lease of the building the business occupied, the landlord did not release USRR from liability on the lease if the purchaser does not perform. Approximate future lease payments under this lease are $58,418 in fiscal 1997, $60,243 in fiscal 1998, $65,036 in fiscal 1999 and $16,658 in fiscal 2000.

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

         Income tax benefit attributable to net loss differed from the amounts computed by applying the statutory Federal Income tax rate applicable for each period as a result of the following:

                                                                                  MARCH 31,
                                                                                  ---------
                                                                 1996               1995               1994
                                                                 ----               ----               ----

Computed "Expected" Tax Benefit                              $ 2,550,000        $ 4,080,000        $ 1,906,000
Decrease in Tax Benefit Resulting from:
  Net Operating Loss For Which no Benefit is Currently
    Available                                                 (2,550,000)        (4,080,000)        (1,906,000)
                                                             -----------        -----------        -----------
                                                             $     --           $     --           $     --
                                                             ===========        ===========        ===========

         The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                                                            MARCH 31,
                                                                            ---------
                                                                     1996              1995
                                                                     ----              ----

Deferred tax assets:
  Net Operating Loss Carryforwards                                $12,800,000       $ 9,520,000
  Allowances for Unrealized Losses on Marketable Securities              --             745,000
                                                                  -----------       -----------
                                                                   12,800,000        10,265,000
Less:
  Valuation Allowance Under SFAS 109                               12,800,000        10,265,000
                                                                  -----------       -----------
Net Deferred Tax Assets                                           $      --         $      --
                                                                  ===========       ===========


NOTE 14  RELATED TRANSACTIONS

         In February 1996, Lee S. Rosen, a director of the Company, received $100,000 and warrants to purchase 700,000 shares of Common Stock for services performed in connection with the Company's offering of 2,000,000 shares of Common Stock pursuant to Regulation D under the Securities Act. These warrants consist of (a) a Common Stock purchase warrant expiring November 15, 1998 to purchase 400,000 shares of Common Stock at $1.9375 per share, (b) a Common Stock purchase warrant expiring November 14, 2000 to purchase 150,000 shares of Common Stock at $3.00 per share and (c) a Common Stock purchase warrant to purchase 150,000 shares of Common Stock at $4.00 per share. The latter two warrants can only be exercised as to 50,000 shares of Common Stock subject thereto in proportion to the shares issued upon the exercise of Common Stock purchase warrants expiring December 17, 1999 to purchase 2,000,000 shares of Common Stock at $2.00 per share issued to the purchasers in such prior placement. Subsequent to year end, during May and June 1996, Mr. Rosen received an additional $400,000 for services rendered to the Company in connection with the exercise of Common Stock purchase warrants (see Note 16 to the Financial Statements). The payments to Mr. Rosen are directly related to raising capital for the Company and have been charged to Additional Paid-In Capital.

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

         Sales, related losses and minority share of losses associated with the discontinued business units are as follows:


                                                                          FOR THE YEAR ENDED MARCH 31,
                                                                          ----------------------------
                                                                  1996               1995               1994
                                                                  ----               ----               ----

Sales                                                          $ 2,400,750        $ 6,741,935        $ 6,739,689
                                                               ===========        ===========        ===========

Loss from operations before minority interests                  (1,545,457)          (857,575)          (242,451)
Minority interest in loss                                      $   467,183            327,306           (127,445)
Loss from disposal, net of Minority interest of $143,671        (1,326,267)              --                 --
                                                               -----------        -----------        -----------
Total Loss from Discontinued Operations                        $(2,404,541)       $  (530,269)       $  (369,896)
                                                               ===========        ===========        ===========

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

         The following unaudited proforma information presents a summary of consolidated results of operations of the Company and RSA as if the acquisition had occurred at the beginning of fiscal 1995, with proforma adjustments to give effect to amortization of good will and certain other adjustments, together with related income tax effects.

                                                                   March 31,
                                                                   ---------
                                                            1996                1995
                                                            ----                ----

Net Sales                                               $  2,267,260        $  2,341,643
Loss from Continuing Operations                           (8,371,579)         (6,985,418)
Net Loss                                                 (10,776,120)         (7,515,687)

Loss from  Continuing Operations per Common Share       $      (0.27)       $      (0.26)
Net Loss per Common Share                               $      (0.35)       $      (0.28)

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