Form 10-Q/A
period 1996-06-30
U S ALCOHOL TESTING OF AMERICA INC
filed 1996-09-23
CIK 853017

                                 UNITED STATES
                                 -------------
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                            WASHINGTON, D.C.  20549
                            -----------------------
                                  FORM 10-Q/A
                                  -----------

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996                                  .
                                -----------------------------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                           .
                              --------------------  ---------------------------

Commission File Number:            0-18938                                     .
                       --------------------------------------------------------

                     U.S. ALCOHOL TESTING OF AMERICA, INC.                     .
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    #22-2806310             .
- -------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

  10410 TRADEMARK STREET, RANCHO CUCAMONGA, CALIFORNIA          91730
- ----------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)


           (909)  466-8378                                                     .
- -------------------------------------------------------------------------------
Registrant's Telephone Number, Including Area Code
                                                                               .
- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     /X/ Yes     / / No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 OR 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    / / Yes / / No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

As of August 1, 1996  -  Common Stock, $.01 Par Value   35,353,092

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                        June 30,         March 31,
                                                          1996             1996.
                                                          ----             ----
                                                       (Unaudited)
                    ASSETS
                    ------
Current Assets:
  Cash and Cash Equivalents                            $ 1,330,139       $ 1,204,646
Accounts Receivable (Net of Allowances
    For Bad Debts of $113,903 at June 30, 1996
    and $112,490 at March 31, 1996                         480,717           278,874
  Other Receivables                                        301,850             1,850
  Inventories                                              823,663           681,839
  Prepaid Expenses                                         210,385           253,787
  Current Assets of Discontinued
    Operations, net                                        113,227           256,654

Total Current Assets                                     3,259,981         2,677,650


Property and Equipment (Net of Accumulated
  Depreciation of $2,046,802 at June 30, 1996
  and $1,845,015 at March 31, 1996)                      2,561,836         2,691,979

Non Current Assets of Discontinued
  Operations, net                                           24,524           307,868


Intangible Assets                                        4,986,501           858,343
                                                         ---------           -------

Total Assets                                           $10,832,842       $ 6,535,840
                                                       ===========       ===========





    The accompanying notes are an integral part of the financial statements.

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (CONTINUED)



                                                         June 30,             March 31,
                                                           1996                 1996
                                                        ---------             --------
                                                       (Unaudited)
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current Liabilities:
  Notes Payable                                        $   400,000        $
  Accounts Payable                                         432,147            487,320
  Accrued Expenses and Taxes                               442,061            468,150
  Current Portion of Long-Term Debt                         48,792             29,395
Preferred Stock Dividend Payable                            14,405              7,202
                                                       -----------        -----------
Total Current Liabilities                                1,337,405            992,067

Long-Term Debt - Net of Current Portion                     17,367             32,935

Commitments and Contingencies                          -----------         ----------

Total Liabilities                                        1,354,772          1,025,002


Minority Interest                                        1,361,038          1,478,508
                                                       -----------        -----------
Stockholders' Equity:
  Preferred Stock Class "A", $.01 Par Value,
    500,000 Shares Authorized, Issued and
    Outstanding 41,157 Shares at June 30,
    1996 and March 31, 1996.  (Liquidation
    Preference of $205,785 at June 30, 1996
    and March 31, 1995)                                        412                412

  Preferred Stock Class "B", $.01 Par Value,
    1,500,000 Shares Authorized, Issued and
    Outstanding -0- Shares at June 30,
    1995 and March 31, 1995.

  Common Stock, $.01 Par Value, 50,000,000
    Shares Authorized, Issued and Outstanding
    35,353,092 Shares at June 30, 1996 and
    32,480,000 March 31, 1996                              355,831            324,800
  Additional Paid-In Capital                            50,619,295         45,176,619
  Accumulated Deficit                                  (42,858,507)       (41,469,501)
                                                       -----------        -----------
Total Stockholders' Equity                               8,117,032          4,032,330
                                                       -----------        -----------
Total Liabilities and Stockholders' Equity             $10,832,842        $ 6,535,840
                                                       ===========        ===========

    The accompanying notes are an integral part of the financial statements.

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                            For the Three Months Ended
                                                                      June 30,
                                                               1996            1995   .
                                                            ----------       --------
Continuing Operations
    Sales - Net                                              603,716      $   406,595

Costs and Expenses:
  Cost of Sales                                              219,650          272,449
  Selling and Marketing Expenses                             228,509          188,993
  General and Administrative Expense                       1,257,641          743,135
  Research and Development                                   208,714          244,083
  Interest                                                                     45,425
  Depreciation and Amortization                              195,677          238,085
                                                             -------          -------
  Loss From Operations                                    (1,506,475)      (1,325,575)


Other Income (Expense)                                             -          340,831
                                                                              -------

Loss Before Minority Interest                              ---------          --------
     In Net Loss of Subsidiary                            (1,506,475)        (984,744)

Minority Interest In Net Loss of Subsidiary                  117,470           34,957
                                                             -------          -------
Loss From Continuing Operations                           (1,389,005)        (949,787)


Discontinued Operations
     Loss From Operations before Minority Interest
     In Net Loss                                                             (408,129)
     Minority Interest                                                        133,018
                                                                              -------
     Loss From Discontinued Operations                                       (275,111)
                                                                   .                .
                                                        ------------      -----------
Net Loss                                                $ (1,389,005)     $(1,224,898)
                                                        ============      ============

Loss Applicable to Common Stock
     Net Loss                                             (1,389,005)     $(1,224,898)
     Preferred Stock Dividend                                 (7,202)          (7,203)
                                                              ------            -----
     Loss Applicable to Common Stock                    $ (1,396,207)     $(1,232,101)
                                                        =============     ===========

Loss Per Common Share:
     Loss From Continuing Operations                    $ (      .04)     $ (     .03)
     Loss From Discontinued Operations                                    $ (     .01)
     Net Loss                                           $ (      .04)     $ (     .04)

Weighted Average Common Shares Outstanding                33,991,269       28,141,041

    The accompanying notes are an integral part of the financial statements.

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                            For the Three Months
                                                                   Ended
                                                                  June 30,
                                                            1996           1995   .
                                                         ---------       --------
Cash Flow From Operating Activities:
  Net Loss                                             $ (1,389,005)    $(1,224,898)
  Adjustments to Reconcile Net Loss
    to Net Cash Used by Operating Activities:
    Provision For Bad Debts                                   3,511      (   27,046)
    Loss on Disposition of Fixed Assets                       6,110               -
    Depreciation and Amortization                           195,677         308,566
    Minority Interest in Net Loss of Subsidiary,
      Net of Preferred Stock Dividends Paid                (117,470)      ( 167,975)
    Unrealized Loss(Gain) on Marketable Securities                -       ( 276,072
    Amortization of Bond Discount                                 -         (   779)
Change in Operating Assets and Liabilities:
 Decrease (Increase) in
   Accounts Receivable                                     (205,354)         27,682
 (Increase) Decrease in Inventories                        (141,824)      (   39,456)
 Decrease in Prepaid Expenses                                43,402          42,971
 (Increase) Decrease in Other Receivables                  (300,000)     (   14,681)
 Increase (Decrease) in Accounts Payable                    (55,173)     (  360,671)
 Decrease in Accrued Expenses
   and Taxes                                                 18,886     (   39,460)
 Increase in Other Current and Noncurrent Assets            (65,658)
                                                            -------       ---------.
Net Cash (Used) by Operating Activities                  (2,006,898)     (1,771,819)

Cash Flow From Investing Activities:
  Purchases of Property and Equipment                       (71,644)     (  146,799)
  Purchase of Robert Stutman & Associates, Inc.          (2,100,000)              -
  Proceeds from Sale of Assets of Discontinued
    Operations                                              426,771               -
Other-Net                                                    (5,111)        (14,530)
                                                             ------          ------

Net Cash Provided (Used) by Investing Activities         (1,749,984)       (161,329)
                                                          ---------         -------

Cash Flow From Financing Activities:
  Sale and Issuance of Common Stock                       4,286,204               -
  Expenses of Common Stock Issuance                        (400,000)              -
  Payments of Long-Term Debt                                 (3,829)       ( 17,357)
  Payment of Dividend on Class "A"
    Preferred Stock                                               -
Proceeds of Brokerage Loans Payable                               -       1,000,000
  Payments of Brokerage Loans Payable                             -         (24,595)
                                                          ---------          ------

Net Cash Provided by Financing Activities                 3,882,375         958,048

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                  (UNAUDITED)


                                                           For the Three Months Ended
                                                                    June 30,
                                                             1996            1995  .
                                                           -------          -------
Increase (Decrease) in Cash and Cash Equivalents         $   125,493     $(   975,100)

Cash and Cash Equivalents - Beginning                      1,204,646        1,633,098
                                                           ---------        ---------

Cash and Cash Equivalents - Ending                       $ 1,330,139     $    657,998
                                                         ===========     ============

Supplemental Disclosure of Cash Information:
  Cash Paid for Interest                                                 $     46,115
                                                                         ============
  Income Taxes Paid                                                      $          -
                                                                         ============

Non-Cash Financing Activities:
  Preferred Stock Dividends Accrued                                      $      7,203
                                                                         ============

Issuance of Common Stock for Business Acquired           $ 1,562,500     $          -
                                                         ===========     ============

Issuance of Note Payable for Business Acquired           $   400,000     $          -
                                                         ===========     ============






    The accompanying notes are an integral part of the financial statements.

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


NOTE 1  - Basis of Presentation                                      .
                 The consolidated financial statements include the accounts of U.S. Alcohol Testing of America, Inc. (the "Company") and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

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


NOTE 2  - Cash and Cash Equivalents

                 Cash and cash equivalents are summarized as follows:

                                              June 30,       March 31,
                                                1996           1996
                                              -------       ---------
Cash in Banks                              $  1,071,661     $  450,845
Money Market Funds                                3,478            933
Commercial Paper                                255,000        752,868
                                                -------        -------
                                           $  1,330,139     $1,204,646
                                           ============     ==========


NOTE 3  - Inventories

                 Inventories are summarized as follows:

                                              June 30,     March 31,
                                                1996          1996
                                             --------      --------
Finished Goods                             $   63,360     $   64,437
Work in Process                               462,349        334,699
Raw Materials                                 297,954        282,703
                                            ---------        -------

                                           $  823,663     $  681,839
                                           ==========     ==========

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


NOTE 4  - Property and Equipment

                 Property and equipment is summarized as follows:

                                                                  June 30,      March 31,
                                                                    1996          1996
                                                                  --------      ---------
Furniture and Equipment                                          $  552,835    $  453,609
Equipment                                                           837,658       811,333
Equipment - Network/Per Test                                      2,312,752     2,327,553
Test Equipment                                                      498,629       476,765
Leasehold Improvements                                              343,691       343,692
Vehicles                                                             63,073       124,042
                                                                    -------       -------
                                                                  4,608,638     4,536,994

Less:  Accumulated Depreciation                                   2,046,802     1,845,015
                                                                  ---------     ---------

                                                                 $2,561,836    $2,691,979
                                                                 ==========    ==========

             U.S. ALCOHOL TESTING OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)



NOTE 5 - Long-Term Debt

                 Long-Term Debt is summarized as follows:

                                                                        June 30,            March 31,
                                                                          1996                1996
                                                                          ----              --------
                 Capitalized lease obligations secured
                 by certain equipment payable in
                 various monthly installments, and
                 due through January, 1999.                            $   66,159           $  62,330

                 Less:  Current Portion                                    48,792              29,395
                                                                          -------              ------
                                                                       $   17,367           $  32,935
                                                                       ==========           =========



NOTE 6 - Minority Interest

The Company's consolidated financial statements at June 30, 1996 include 100% of the assets, liabilities and losses of U.S. Drug Testing, Inc., a 67% owned publicly traded subsidiary, and 100% of the assets, liabilities and losses of Good Ideas Enterprises, Inc., a 61% owned publicly traded subsidiary. The $1,361,038 minority interest reported on the balance sheet represents the minority shareholders' interest in the equity of these subsidiaries.


NOTE 7 -  Acquisition of Robert Stutman & Associates, Inc.

On May 21, 1996 the Company completed the acquisition of Robert Stutman & Associates, Inc. ("RSA"), a provider of corporate "Drug Free Workplace" programs. The purchase price was comprised of $2,100,000 in cash, $400,000 in notes, bearing interest at 6% and due May 21, 1997, 500,000 shares of the Company's Common Stock and Common Stock purchase warrants to acquire 900,000 shares of the Company's Common Stock at $3.125 per share, which was the closing sales price of the Common Stock on April 17, 1996.

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

Management bases its belief on the following:

         1) Operations discontinued in for the fiscal year ended March 31, 1996 ("fiscal 1996") had been producing significant operating losses which have been eliminated .

         2) There is no indication that the Company will be effected by any losses from litigation or claims such as it experienced in fiscal 1996, although there can be no assurance that such claims will not arise.

         3)      Cash flow from operations will be increased through

                          *       The addition of RSA revenues
                          *       Developing the human resource provider
                                  business
                          *       Emphasis on sales of Mobile Alcohol
                                  Collection Systems and Alcohol  Breath Tubes
                          * Implying the sales force to represent with RSA/ProActive "products" and alcohol testing products.

Additionally, USAT has demonstrated its past ability to successfully generate funds from the exercise of Common Stock purchase warrants and to privately place USAT's equity securities.

For a more complete discussion of Liquidity and Capital Resources, see the Company's :Management Discussion and Analysis of Financial Condition" in its Annual Report on Form 10-K for fiscal 1996.

Changes in Financial Condition

         Cash used for operations was $2,007,000 for the quarter ended June 30, 1996. The net loss for the quarter was $1,389,000. The adjustment necessary to reconcile the net loss to the net cash used by operating activities was $618,000. Significant components of this adjustment included an increase in other receivables of $300,000 from the sale of the assets of U.S. Rubber Recycling, Inc., the minority interest in the loss of U.S. Drug of $117,000, an increase in accounts receivable of $205,000, an increase in inventory of $142,000 and a decrease in accrued expenses of $164,000 reduced by depreciation of $196,000.

         Cash used in investing activities was $1,750,000 consisting of the purchase of Robert Stutman & Associates, Inc. of $2,100,000 and purchase of property and equipment of $72,000. The sale of assets of discontinued operations provided $427,000.

         Cash flow from financing activities provided $3,882,000, primarily from the exercise of common stock purchase warrants in the amount of $4,286,000 less related expenses of $400,000.

Costs associated with the issuance of common stock were $400,000.

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

         Operating losses from Continuing Operations increased to $1,389,000 in the quarter ending June 30, 1996 compared with $985,000 in the same period of fiscal 1995. USAT operating, loss increased from $656,000 in fiscal 1995 to $787,000 as the result of increased general and administrative cost consisting of duplicate salaries during the period of management transition, legal costs associates with the filing of two registrations statements in connection with the proposed purchase of the minority share of Good Ideas Enterprises, Inc., and U.S. Drug Testing, Inc., and the cost associated with the acquisition of RSA. The loss from U.S. Drug increased from $106,000 during the quarter ended June 30, 1995 to $365,000 in the same quarter of the current year. The prior year results of U.S. Drug included other income of approximately $336,000, primarily from unrealized gain in the value of marketable securities.

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


ITEM 4  - Increase in Amount of Outstanding Securities

                 There have been no changes in amount of outstanding securities.

ITEM 5  - Submission of Matters for a Vote of Shareholders

                 There was no matter submitted to shareholders vote.


ITEM 6  - Exhibits and Reports on Form 8-K

                 (a) None.

                 (b) Current Report on Form 8-K dated May 21, 1996 and filed on
                     June 5, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                        U.S. ALCOHOL TESTING OF AMERICA, INC.
                                        Registrant


Date:  September 18, 1996               BY:   /s/ Linda H. Masterson
                                           -------------------------------
                                                  Linda H. Masterson
                                                  President