Form 10-Q
period 1996-09-30
U S ALCOHOL TESTING OF AMERICA INC
filed 1996-11-19
CIK 853017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED      SEPTEMBER 30, 1996
                              --------------------------------------------------
COMMISSION FILE NUMBER:     0-18938
                       ---------------------------------------------------------
                       SUBSTANCE ABUSE TECHNOLOGIES, INC,
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              #22-2806310
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

   4517 N.W. 31ST AVENUE, FORT LAUDERDALE, FLORIDA                  33309
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

            (954) 739-9600
--------------------------------------------------------------------------------
Registrant's Telephone Number, Including Area Code

U.S. Alcohol Testing of America, Inc., 10410 Trademark St., Rancho Cucamonga, CA 91730
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

As of November 8, 1996 - Common Stock, $.01 Par Value  -   35,623,092

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

               SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                              SEPTEMBER 30
                                                                                  1996                  MARCH 31
                                                                               (UNAUDITED)                1996
                                                                              --------------          -------------
Current Assets:

Cash and Cash Equivalents                                                         $   64,759            $1,204,646
Accounts Receivable (Net of Allowances for
  Bad Debts of $124,300 at September 30, 1996 and
  $112,490 at March 31, 1996)                                                        876,708               278,874
Other Receivables                                                                    300,000                 1,850
Inventories                                                                          749,976               681,839
Prepaid Expenses                                                                     141,798               253,787
Current Assets of Discontinued Operations, net                                       104,919               256,654
                                                                                  ----------            ----------

Total Current Assets                                                               2,238,160             2,677,650

Property and Equipment (Net of Accumulated Depreciation
  of $2,205,617 at September 30, 1996 and $1,845,015 at
  March 31, 1996)                                                                  2,414,924             2,691,979

Non-Current Assets of Discontinued Operations, net                                         -               307,868

Intangible Assets                                                                  4,096,446               858,343
                                                                                  ----------            ----------

Total Assets                                                                      $8,749,530            $6,535,840
                                                                                  ==========            ==========

    The accompanying notes are an integral part of the financial statements.

               SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                SEPTEMBER 30
                                                                                    1996                     MARCH 31
                                                                                (UNAUDITED)                    1996
                                                                              ---------------              -----------

Current Liabilities:
  Notes Payable                                                                   $   400,000              $         -
  Accounts Payable                                                                  1,322,597                  487,320
  Accrued Expenses and Taxes                                                          469,866                  468,150
  Current Portion of Long-Term Debt                                                    19,313                   29,395
  Preferred Stock Dividend Payable                                                      7,202                    7,202
                                                                              ---------------              -----------

Total Current Liabilities                                                           2,218,978                  992,067

Long-Term Debt - Net of Current Portion                                                16,162                   32,935
                                                                              ---------------              -----------

Total Liabilities                                                                   2,235,140                1,025,002

Commitments and Contingencies

Minority Interest                                                                   1,092,424                1,478,508

Stockholders' Equity:
  Preferred Stock Class "A", $.01 Par Value, 500,000 Shares
    Authorized, Issued and Outstanding 41,157 Shares at
    September 30, 1996 and March 31, 1996.  (Liquidation
    Preference of $205,785 at September 30, 1996 and
    March 31, 1996.                                                                       412                      412

Preferred Stock Class "B", $.01 Par Value, 1,500,000 Shares
    Authorized, Issued and Outstanding -0- Shares at
    September 30, 1996 and March 31, 1996.                                                  -                        -

Common Stock, $.01 Par Value, 50,000,000 Shares Authorized,
    Issued and Outstanding 35,603,092 Shares at September 30,
    1996 and 32,480,010 at March 31, 1996.                                            356,031                  324,800

Additional Paid-in Capital                                                         50,937,190               45,176,619
Accumulated Deficit                                                               (45,871,667)             (41,469,501)
                                                                              ---------------              -----------

Total Stockholders' Equity                                                          5,421,966                4,032,330
                                                                              ---------------              -----------

Total Liabilities and Stockholders' Equity                                        $ 8,749,530              $ 6,535,840

                                                                              ===============              ===========

    The accompanying notes are an integral part of the financial statements.

               SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                                For the Three Months Ended        For the Six Months Ended
                                                                         September 30                   September 30
                                                              ------------------------------    ----------------------------
                                                                   1996             1995            1996           1995
                                                              -------------    ------------     -----------     -----------

Continuing Operations:
  Sales - Net                                                 $     733,421    $    247,958     $ 1,337,137     $   654,553

Costs and Expenses:
  Cost of Sales                                                     643,758         198,882         993,408         471,331
  Selling and Marketing Expenses                                    378,906         284,164         477,415         473,157
  General and Administrative Expense                              1,255,909       1,971,133       2,513,550       2,714,268
  Research and Development                                          567,270         237,012         775,985         481,095
  Interest Expense - Net                                              9,735          25,000           9,735          70,425
  Depreciation and Amortization                                     314,281         249,510         509,958         487,595
  Write-off of Alconet Goodwill                                    (714,377)              -        (714,377)              -
                                                              -------------    ------------     -----------     -----------

  Loss from Operations                                           (3,150,815)     (2,717,743)     (4,657,291)     (4,043,318)

Other Income (Expense)                                                    -          74,042               -         414,873
                                                              -------------    ------------     -----------     -----------

Loss before Minority Interest in Net Loss of Subsidiary          (3,150,815)     (2,643,701)     (4,657,291)     (3,628,445)
Minority Interest in Net Loss of Subsidiary                         249,114         193,272         366,584         228,229
                                                              -------------    ------------     -----------     -----------

Loss from Continuing Operations                                  (2,901,701)     (2,450,429)     (4,290,707)     (3,400,216)
                                                              -------------    ------------     -----------     -----------

Discontinued Operations:
  Loss from Operations before Minority
    Interest in Net Loss                                           (130,959)       (190,154)       (130,959)       (598,283)
  Minority Interest                                                  19,500          46,681          19,500         179,699
                                                              -------------    ------------     -----------     -----------

Loss from Discontinued Operations                                  (111,459)       (143,473)       (111,459)       (418,584)
                                                              -------------    ------------     -----------     -----------

Net Loss                                                      $  (3,013,160)   $ (2,593,902)    $(4,402,166)    $(3,818,800)
                                                              =============    ============     ===========     ===========

Loss Applicable to Common Stock:
  Net Loss                                                    $  (3,013,160)   $ (2,593,902)    $(4,402,166)    $(3,818,800)
  Preferred Stock Dividend                                           (7,202)         (7,202)        (14,405)        (14,405)
                                                              -------------    ------------     -----------     -----------
  Loss Applicable to Common Stock                             $  (3,020,362)   $ (2,601,104)    $(4,416,571)    $(3,833,205)
                                                              =============    ============     ===========     ===========

Loss per Common Share:
  Loss from Continuing Operations                             $       (0.08)   $      (0.08)    $     (0.13)    $     (0.12)
  Loss from Discontinued Operations                                       -           (0.01)              -           (0.01)
                                                              -------------    ------------     -----------     -----------
  Net Loss                                                    $       (0.08)   $      (0.09)    $     (0.13)    $     (0.13)
                                                              =============    ============     ===========     ===========

Weighted Average Common Shares Outstanding                       35,478,092      29,246,041      34,646,336      28,693,541


    The accompanying notes are an integral part of the financial statements.

               SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                            FOR THE SIX MONTHS ENDED
                                                                                                   SEPTEMBER 30
                                                                                          1996                    1995
                                                                                       -----------            -----------

Cash Flow From Operating Activities:
  Net Profit (Loss)                                                                    $(4,402,166)           $(3,818,800)

Adjustments to Reconcile Net Loss to Net Cash
  Used by Operating Activities:
    Write-off of Goodwill                                                                  714,377                      -
    Provision for Bad Debts                                                                 46,248                (10,752)
    Loss on Disposition of Fixed Assets                                                          -                  8,704
    Depreciation and Amortization                                                          509,958                628,955
    Minority Interest in Net Loss of Subsidiary                                           (386,084)              (417,101)
    Unrealized Gain on Marketable Securities                                                     -             (1,846,015)
    Realized Loss on Marketable Securities                                                       -              1,529,367
    Amortization of Bond Discount                                                                -                   (779)
  Value of Common Stock Issued to Directors for Services                                         -                 37,500
Change in Operating Assets and Liabilities:
  (Increase) Decrease in Accounts Receivable                                              (644,082)              (306,774)
  (Increase) Decrease in Inventories                                                       (68,137)              (169,754)
  (Increase) Decrease in Prepaid Expenses                                                  111,990                 34,553
  (Increase) Decrease in Other Receivables                                                (298,150)                21,420
  Increase (Decrease) in Accounts Payable                                                  835,277               (617,306)
  (Increase) Decrease in Accrued Expenses and Taxes                                          1,715                752,034
                                                                                       -----------            -----------

Net Cash Provided (Used) by Operating Activities                                        (3,579,054)            (4,174,748)
                                                                                       -----------            -----------

Cash Flow from Investing Activities:
  Purchases of Property and Equipment                                                     (207,615)              (211,324)
  Purchase of Robert Stutman & Associates, Inc.                                         (2,100,000)                     -
  Proceeds from Sale of Assets of Discontinued Operations                                  459,603                      -
  Proceeds from Sale of Fixed Assets                                                        95,325
  Proceeds from the Sale of Trading Securities                                                   -              3,529,970
  Other - Net                                                                                 (591)                (6,371)
                                                                                       -----------            -----------

Net Cash (Used) Provided by Investing Activities                                        (1,753,278)             3,312,275
                                                                                      ------------            -----------

Cash Flow from Financing Activities:
  Sale and Issuance of Common Stock                                                      4,633,704              3,038,505
  Expenses of Common Stock Issuance                                                       (400,000)              (175,000)
  Proceed from Long-Term Debt                                                                    -                 17,843
  Payments of Long-Term Debt                                                               (26,854)               (34,568)
  Payment of Dividend on Class "A" Preferred Stock                                         (14,405)               (14,405)
  Proceeds of Brokerage Loans Payable                                                            -              1,000,000
  Payments of Brokerage Loans Payable                                                            -             (2,544,997)
                                                                                      ------------            -----------

Net Cash Provided by Financing Activities                                                4,192,445              1,287,378

    The accompanying notes are an integral part of the financial statements.

               SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (Continued)



                                                                                            FOR THE SIX MONTHS ENDED
                                                                                                   SEPTEMBER 30
                                                                                          1996                    1995
                                                                                       -----------            -----------


Increase (Decrease) in Cash and Cash Equivalents                                        (1,139,887)               424,905

Cash and Cash Equivalents - Beginning of Period                                          1,204,646              1,633,098
                                                                                       -----------            -----------

Cash and Cash Equivalents - End of Period                                              $    64,759            $ 2,058,003
                                                                                       ===========            ===========


Supplemental Disclosure of Cash Information:
  Cash Paid for Interest                                                               $    15,677            $    71,068
                                                                                       ===========            ===========


Income Taxes Paid                                                                      $         -            $         0
                                                                                       ===========            ===========


Non-cash Financing Activities:
  Preferred Stock Dividends Accrued                                                    $    14,405            $    14,405
                                                                                       ===========            ===========


Issuance of Common Stock for Business Acquired                                         $ 1,562,500            $         -
                                                                                       ===========            ===========

Issuance of Note Payable for Business Acquired                                         $   400,000            $         -
                                                                                       ===========            ===========



    The accompanying notes are an integral part of the financial statements.

               SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (Unaudited)



NOTE 1 -  Basis of Presentation

          The consolidated financial statements include the accounts of Substance Abuse Technologies, Inc. (the "Company"), formerly U.S. Alcohol Testing of America, Inc., and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

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

          This Report should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

NOTE 2 -  Cash and Cash Equivalents

                                                                           SEPTEMBER 30,      MARCH 31,
          Cash and cash equivalents are summarized as follows:                 1996             1996
                                                                           -------------      -----------

              Cash in Banks                                                $   57,198          $  450,845
              Money Market Funds                                                7,561                 933
              Commercial Paper                                                      -             752,868
                                                                           ----------          ----------
                                                                           $   64,759          $1,204,646
                                                                           ==========          ==========

NOTE 3 -  Inventories

                                                                           SEPTEMBER 30,      MARCH 31,
          Inventories are summarized as follows:                               1996             1996
                                                                           -------------      ----------

              Finished Goods                                               $   68,667         $   64,437
              Work in Process                                                 353,992            334,699
              Raw Materials                                                   327,317            282,703
                                                                           ----------         ----------
                                                                           $  749,976         $  681,839
                                                                           ==========         ==========

NOTE 4 -  Property and Equipment

                                                                           SEPTEMBER 30,      MARCH 31,
    Property and equipment is summarized as follows:                           1996             1996
                                                                           -------------      ----------

              Furniture and Equipment                                      $  597,310         $  453,609
              Equipment                                                       867,137            811,333
              Equipment - Network/Per Test                                  2,222,936          2,327,553
              Test Equipment                                                  571,980            476,765
              Leasehold Improvements                                          343,691            343,692
              Vehicles                                                         17,487            124,042
                                                                           ----------         ----------
                                                                            4,620,541          4,536,994
              Less:  Accumulated Depreciation                               2,205,617          1,845,015
                                                                           ----------         ----------
                                                                           $2,414,924         $2,691,979
                                                                           ==========         ==========

               SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (Unaudited)







NOTE 5 -  Long-Term Debt

                                                                              SEPTEMBER 30,      MARCH 31,
          Long-term debt is summarized as follows:                               1996              1996
                                                                              -------------      ---------

                       Capitalized lease obligations secured by
                          certain equipment, payable in various monthly
                          installments, and due through January 1999          $ 35,475            $ 62,330

                       Less:  Current Portion                                   19,313              29,395
                                                                              --------            --------
                                                                              $ 16,162            $ 32,935
                                                                              ========            ========

NOTE 6 -          Minority Interest

                  The Company's consolidated financial statements at September 30, 1996 include 100% of the assets, liabilities and losses of U.S. Drug Testing, Inc., a 67%-owned publicly traded subsidiary, and 100% of the assets, liabilities and losses of Good Ideas Enterprises, Inc., a 61%-owned publicly traded subsidiary. The $1,092,424 minority interest reported on the balance sheet represents the minority stockholders' interest in the equity of these subsidiaries.

NOTE 7 -          Acquisition of Robert Stutman & Associates, Inc.

                  On May 21, 1996, the Company completed the acquisition of Robert Stutman & Associates, Inc. ("RSA"), a provider of corporate "Drug Free Workplace" programs. The purchase price was comprised of $2,100,000 in cash; $400,000 in notes bearing interest at 6% per annum and due May 21, 1997; 500,000 shares of the Company's Common Stock; and Common Stock purchase warrants to acquire 900,000 shares of the Company's Common Stock at $3.125 per share, which was the closing sales price of the Common Stock on April 17, 1996. This transaction generated approximately $4 million of goodwill, which is being amortized over 15 years. Pro forma financial information has not been presented since its effect on the six months ended September 30, 1996 would be immaterial.

NOTE 8            Subsequent Events

                  On October 31, 1996, 1,175,856 Class B Warrants from a private placement in 1990 expired. On November 4, 1996, 437,500 options of former management and directors expired.

                  On November 8, 1996, the Company completed an agreement with Stephen A. Cohen and S.A.C. Capital Associates, LLC to borrow $5 million evidenced by convertible, unsecured notes with a three-year term at 7% annual interest, convertible at $2.00 per share subject to adjustment. Additionally, the Company sold to the lender warrants to purchase 2,500,000 shares of Common Stock at $2.00 per share subject to adjustment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had cash and cash equivalents of $64,759 and working capital of $19,182.

     On November 8, 1996, the Company completed a $5 million convertible note financing. Under the terms of the Convertible Loan and Warrant Agreement, the Company issued Convertible Senior Promissory Notes each in the amount of $2.5 million to the Noteholders, Steven A. Cohen and S.A.C. Capital Associates, LLC. The loans are for a term of three years and are not secured by any assets of the Company. In addition, the Company issued and sold to each of the Noteholders a stock purchase warrant to purchase 1,250,000 shares of Common Stock at $2.00 per share between July 1, 1997 and June 30, 2000.

     Under the terms of the agreement, interest will accrue at a rate of 7% per annum, with interest payments commencing on December 15, 1996 and paid quarterly thereafter. The noteholders may at any time after July 1, 1997 convert all or any portion of the notes into shares of the Common Stock. The conversion price is initially set at the rate of $2.00 per share subject to adjustment downward during the period May 1, 1997 through May 1, 1998 based on the average market price for the Common Stock over the previous 65 trading days, provided that the conversion price will not be reduced below $1.375 per share as a result of this adjustment.

     Although the Company has a history of operating losses through September 30, 1996, the Company believes that it will have cash resources available to meet all of its operating requirements for the next twelve months. The Board of Directors has agreed to advance U.S. Drug Testing, Inc. ("USD") up to a total of $1 million through December 31, 1996 to continue funding USD's research and development of a saliva based drug testing instrument. Through November 14, 1996, approximately $845,000 of the $1 million has been advanced by the Company to USD. Additional financing will be required for USD during the next twelve months; however, the role of the Company in providing financing beyond the $1 million currently approved by the Board will not be determined until the consummation of the proposed merger of USD into the Company.


RESULTS OF OPERATIONS

Changes in Financial Condition

     Cash used for operations was $3,579,000 for the six months ended September 30, 1996 as compared with $4,175,000 for the same period of fiscal 1996. The net loss for the six months was $4,402,000 as compared with a net loss of $3,819,000 in the prior year. The adjustment necessary to reconcile the net loss to the net cash used in the six months ended September 30, 1996 was $823,000. Significant components of this adjustment included depreciation and amortization of $510,000, the write off of $714,000 of goodwill associated with the March 1995 acquisition of Alconet, Inc. , and increases in accounts payable of $835,000, accounts receivable of $644,000 and other receivables of $298,000, together with decreases of prepaid expenses of $112,000.

     Cash used in investing activities was $1,753,000 which reflected the purchase of Robert Stutman & Associates, Inc. for $2,100,000 and the purchase of property and equipment for $208,000 partially offset by the sale of assets of discontinued operations which provided $460,000 and the disposal of fixed assets which provided $95,000.

     Cash flow from financing activities provided $4,192,000, primarily from the exercise of Common Stock purchase warrants and options in the amount of $4,634,000 less related expenses of $400,000.

Three months ended September 30, 1996 as compared with three months ended September 30, 1995

     Revenues from continuing operations increased $485,000 (196%) to $733,000 in the three months ended September 30, 1996 as compared to $248,000 in same period of the prior year. The increase is due to the sales of the Employer Services Division (i.e. by the Company's subsidiary, ProActive Synergies, Inc.) of $194,000 and the Robert Stutman & Associates Consulting Division of $239,000 which was acquired on May 21, 1996.

     Operating losses from continuing operations increased to $2,902,000 in the three months ended September 30, 1996 as compared to $2,450,000 in the same period of the prior year, an increase of $452,000. Expenses included in the three months ended September 30, 1996 include the write off of $714,000 of goodwill related to the acquisition of Alconet, Inc. which management determined was impaired due to the declining sales volume of this operation. Alconet's North Dakota office was closed in August and the remaining assets and business were transferred to California. Other major factors impacting income from continuing operations were an increase of $445,000 in cost of sales relating to the increased sales volume of the Employer Services Division and higher cost of sales in the Alcohol Products Division, a decrease of $715,000 in general and administrative costs and an increase of $330,000 in research and development expenses reflecting increased spending at the Company's U. S. Drug Testing, Inc. subsidiary on its saliva based drug instrument.

     Costs and expenses for the three months ended September 30, 1996 included several unusual items, including approximately $353,000 of legal expenses relating to the proposed offer by SAT to acquire the minority interest of its majority owned subsidiaries, U.S. Drug Testing, Inc. and Good Ideas Enterprises, Inc., and a registration statement on Form S-3 covering the issuance of Common Stock upon exercise of warrants and the resale of shares of the Common Stock by selling stockholders who exercised such warrants and other selling stockholders, together with relocation and plant closure costs of approximately $100,000. These unusual costs represented approximately $.01 per common share.

     The loss from discontinued operations was $111,000 for the three months ended September 30, 1996 as compared with a loss of $143,000 in the same period of the prior year. The increase in the current period loss was the result of the provision of additional reserves for costs of holding inventory and other assets of a discontinued operation pending sale or liquidation, together with interest expense on loans to the Company from the discontinued operation.

Six Months ended September 30, 1996 as compared with Six Months ended September 30, 1995

     Revenues from continuing operations increased $683,000 (104%) to $1,337,000 in the six months ended September 30, 1996 as compared with $655,000 in the same period of the prior year. The increase is due to the inclusion of sales by the Employer Services Division of $283,000 which had no revenue in the same period of the prior year and the inclusion of sales by the Robert Stutman & Associates Consulting Division of $333,000 which was acquired on May 21, 1996.

     Operating losses from continuing operations increased to $4,291,000 in the six months ended September 30, 1996 compared to $3,400,000 in the same period of the prior year, an increase of $891,000. Expenses included in the six months ended September 30, 1996 included the write off of $714,000 of goodwill related to the acquisition of Alconet, Inc. which management determined was impaired due to the declining sales volume of this operation. Other major factors impacting income from continuing operations were an increase of $522,000 in cost of sales relating to the increased sales volume of the Employer Services Division, a decrease of $200,000 in general and administrative costs and an increase of $295,000 in research and development reflecting increased spending at the Company's U. S. Drug Testing, Inc. subsidiary on its saliva based drug instrument.

     Costs and expenses for the six months ended September 30, 1996 included several unusual items, including approximately $353,000 of legal expenses relating to the proposed offer by SAT to acquire the minority interest of its majority-owned subsidiaries, U.S. Drug Testing, Inc. and Good Ideas Enterprises, Inc., and a registration statement on Form S-3 covering the issuance of common stock upon exercise of warrants and the resale of shares of the Common Stock by selling stockholders who exercised such warrants and other selling stockholders, together with relocation and plant closure costs of approximately $100,000 and costs associated with the transition of management of $253,000. These unusual costs represented approximately $.02 per common share.

     The six months ended September 30, 1996 included no significant other income or expense compared with other income of $418,000 in the same period of the prior year. The prior year other income was primarily the increase in value of trading securities sold or held by the Company.

     The loss from discontinued operations was $111,000 for the six months ended September 30, 1996 as compared with a loss of $419,000 in the same period of the prior year. The current period loss was the result of the provision of additional reserves for costs of holding inventory and other assets of a discontinued operation pending sale or liquidation, together with interest expense on loans to the Company from the discontinued operation.

                                    PART II
                               OTHER INFORMATION


ITEM 1          Legal Proceedings

                The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. These actions, when finally concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position of the Company.

ITEM 2          Changes in Securities

                There have been no changes in the securities of the Company during the period covered by this Report.

ITEM 3          Defaults Upon Senior Securities

                There have been no defaults on senior securities.

ITEM 4          Submission of Matters for a Vote of Security Holders

                (a) An annual meeting of the stockholders of the Company was held on October 22, 1996.
                (b) The following directors were elected at the meeting to serve as Class A Directors until the third succeeding Annual Meeting of Stockholders and until their successors are duly elected and qualify:
                                Robert Stutman
                                Michael S. McCord

                (c) The following matters were voted on at the meeting:

                                                                                         SHARES VOTED
                                                                -------------------------------------------------------
                                                                           FOR                    ABSTAIN/AGAINST
                                                                ---------------------     -----------------------------
                    Election of Directors                       31,405,133-31,423,798     202,930-221,595
                    Certification of Ernst & Young, LLP
                      as independent auditors                          31,452,937                        173,791
                    Approval of Corporate name change                  31,274,908                        351,820


ITEM 5          Other Information

                The Company is currently engaged in the process of merging or dissolving all subsidiaries (other than Good Ideas Enterprises, Inc. and U.S. Drug Testing, Inc.) and thereafter will operate through four divisions: the Employer Services Division (currently ProActive Synergies, Inc.), the Robert Stutman & Associates Consulting Division (currently the subsidiary RSA), the Alcohol Testing Division (currently an operation of the Company), and the Drug and Alcohol Testing Laboratories Division (currently the Biochemical Toxicology Laboratories or BioTox Division of the Company). When and if the proposed acquisition of the minority interest of U.S. Drug Testing, Inc. is consummated, the Company will also operate through a fifth division (i.e., the Drug Testing Division).

ITEM 6          Exhibits and Reports on Form 8-K

                a)   27.1 Financial Data Schedule.
                b) Current Report on Form 8-K dated May 21, 1996 and filed on June 5, 1996.

                                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Ace of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                SUBSTANCE ABUSE TECHNOLOGIES, INC.
                                         Registrant


Date:  November 19, 1996     BY: /s/ Linda H. Masterson
                                --------------------------------------------
                                Linda H. Masterson
                                President and
                                  Chief Operating Officer



                             BY: /s/ Dennis A. Wittman
                                --------------------------------------------
                                Dennis A. Wittman
                                Vice President of Finance and
                                  Chief Financial Officer