Form 10-Q
period 1996-12-31
SUBSTANCE ABUSE TECHNOLOGIES INC
filed 1997-02-14
CIK 853017

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED       DECEMBER 31, 1996
                                -----------------------------------------------

COMMISSION FILE NUMBER:    0-18938
                         ------------------------------------------------------


                       SUBSTANCE ABUSE TECHNOLOGIES, INC,
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                          #22-2806310
-------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

4517 N.W. 31ST AVENUE, FORT LAUDERDALE, FLORIDA              33309
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

(954) 739-9600
-------------------------------------------------------------------------------
Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    [ X ]  Yes    [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

As of February 10, 1997 - Common Stock, $.01 Par Value  -   36,030,591

                                     PART I
                             FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS

              SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                             DECEMBER 31
                                                                1996              MARCH 31
                                                             (UNAUDITED)            1996
                                                             -----------        -----------
Current Assets:

Cash and Cash Equivalents                                   $ 2,346,443         $1,204,646
Accounts Receivable (Net of Allowances for
  Bad Debts of $94,201 at December 31, 1996 and
  $112,490 at March 31, 1996)                                   974,031            278,874
Other Receivables                                                50,000              1,850
Inventories                                                     717,078            681,839
Prepaid Expenses                                                373,129            253,787
Current Assets of Discontinued Operations, net                  139,667            256,654
                                                            -----------         ----------

Total Current Assets                                          4,600,348          2,677,650

Property and Equipment (Net of Accumulated Depreciation
  of $2,334,630 at December 31, 1996 and $1,845,015 at
  March 31, 1996)                                             2,297,955          2,691,979

Non-Current Assets of Discontinued Operations, net                    -            307,868

Long Term Note Receivable                                       250,000                  -

Intangible Assets                                             4,110,589            858,343
                                                            -----------         ----------

Total Assets                                                $11,258,892         $6,535,840
                                                            ===========         ==========




    The accompanying notes are an integral part of the financial statements.

              SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)





                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             DECEMBER 31
                                                                1996            March 31
                                                             (UNAUDITED)           1996
                                                            ------------        -----------
Current Liabilities:
  Accounts Payable                                          $   646,185         $  487,320
  Accrued Expenses and Taxes                                    753,960            468,150
  Current Portion of Long-Term Debt                              27,016             29,395
  Preferred Stock Dividend Payable                               14,404              7,202
                                                            -----------         ----------
Total Current Liabilities                                     1,441,565            992,067

Convertible Senior Promissory Notes,                                                     -
  net of unamortized discount of $1,236,204 (Note 8)          3,763,796
Long-Term Debt - Net of Current Portion                          86,951             32,935
                                                            -----------        -----------
Total Liabilities                                             5,292,312          1,025,002

Commitments and Contingencies

Minority Interest                                               854,439          1,478,508

Stockholders' Equity:
  Preferred Stock Class "A", $.01 Par Value, 500,000 Shares
    Authorized, Issued and Outstanding 41,157 Shares at
    December 31, 1996 and March 31, 1996.  (Liquidation
    Preference of $205,785 at December 31, 1996 and
    March 31, 1996.                                                 412                412

Preferred Stock Class "B", $.01 Par Value, 1,500,000 Shares
    Authorized, Issued and Outstanding -0- Shares at
    December 31, 1996 and March 31, 1996.                             -                  -

Common Stock, $.01 Par Value, 50,000,000 Shares Authorized,
    Issued and Outstanding 36,030,591 Shares at December 31,
    1996 and 32,480,010 at March 31, 1996.                      360,306            324,800

Additional Paid-in Capital                                   53,228,326         45,176,619
Accumulated Deficit                                         (48,476,903)       (41,469,501)
                                                            -----------       ------------
Total Stockholders' Equity                                    5,112,141          4,032,330
                                                            -----------       ------------
Total Liabilities and Stockholders' Equity                  $11,258,892       $  6,535,840
                                                            ===========       ============





    The accompanying notes are an integral part of the financial statements.

              SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                               FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                      DECEMBER 31                     DECEMBER 31
                                               --------------------------      -------------------------
                                                  1996            1995             1996            1995
                                               --------         ---------      -----------       --------
Continuing Operations:
  Sales - Net                                $  733,069       $  246,886        $2,070,206     $  901,439

Costs and Expenses:
  Cost of Sales                                 635,416          204,395         1,628,825        675,726
  Selling and Marketing Expenses                381,340          248,912           858,755        722,069
  General and Administrative Expense          1,606,287        1,055,737         4,119,837      3,770,005
  Research and Development                      497,837          308,411         1,273,822        789,506
  Interest Expense                              134,119            3,886           143,855         74,311
  Depreciation and Amortization                 277,333          344,994           787,291        832,589
  Write-off of Alconet Goodwill                       -                -           714,377              -
                                            -----------      -----------       -----------    -----------
  Loss from Operations                       (2,799,263)      (1,919,449)       (7,456,556)    (5,962,767)

Other Income (Expense)                           (4,540)         (55,478)           (4,540)       359,395
                                            -----------      -----------       -----------    -----------

Loss before Minority Interest in Net Loss
of Subsidiary                                (2,803,803)      (1,974,927)       (7,461,096)    (5,603,372)
Minority Interest in Net Loss of Subsidiary     237,985          165,919           604,570        394,148
                                            -----------      -----------       -----------    -----------

Loss from Continuing Operations              (2,565,818)      (1,809,008)       (6,856,526)    (5,209,224)
                                            -----------      -----------       -----------    -----------

Discontinued Operations:
  Loss from Operations before Minority
    Interest in Net Loss                       (39,418)         (406,789)         (170,377)    (1,005,072)

  Minority Interest                                   -          183,882            19,500        363,581
                                            -----------      -----------       -----------    -----------

Loss from Discontinued Operations              (39,418)         (222,907)         (150,877)      (641,491)
                                            -----------      -----------       -----------    -----------

Net Loss                                   $(2,605,236)      $(2,031,915)      $(7,007,403)   $(5,850,715)
                                           ===========       ===========       ===========    ===========
Loss Applicable to Common Stock:
  Net Loss                                 $(2,605,236)      $(2,031,915)      $(7,007,403)   $(5,850,715)
  Preferred Stock Dividend                      (7,202)           (7,202)          (21,606)       (21,606)
                                            -----------      -----------       -----------    -----------
  Loss Applicable to Common Stock          $(2,612,438)      $(2,039,117)      $(7,029,009)   $(5,872,321)
                                           ===========       ===========       ===========    ===========


Loss per Common Share:
  Loss from Continuing Operations          $     (0.07)      $     (0.06)      $     (0.20)   $     (0.18)
  Loss from Discontinued Operations                  -             (0.01)                -          (0.02)
                                           -----------       -----------       -----------    -----------
  Net Loss                                 $     (0.07)      $     (0.07)      $     (0.20)   $     (0.20)
                                           ===========       ===========       ===========    ===========

Weighted Average Common Shares Outstanding   35,714,967       30,359,251        34,978,113      29,248,777






    The accompanying notes are an integral part of the financial statements.

              SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)





                                                               FOR THE NINE MONTHS ENDED
                                                                      DECEMBER 31
                                                                  1996            1995
                                                              ------------     ----------
Cash Flow From Operating Activities:
  Net Profit (Loss)                                           $(7,007,403)    $(5,850,715)

Adjustments to Reconcile Net Loss to Net Cash
  Used by Operating Activities:
    Write-off of Goodwill                                         714,377               -
    Provision for Bad Debts                                        27,348         (12,337)
    Loss on Disposition of Fixed Assets                            41,938          28,635
    Depreciation and Amortization                                 787,291         959,795
    Minority Interest in Net Loss of Subsidiary                  (624,070)       (757,729)
    Unrealized Gain on Marketable Securities                            -      (1,820,703)
    Realized Loss on Marketable Securities                              -       1,550,792
    Amortization of Senior Convertible Note Discount               63,796            (779)
    Value of Common Stock Issued to Directors for Services              -          37,500
    Value of Common Stock Issued for Services                     575,000           5,000
Change in Operating Assets and Liabilities:
  (Increase) Decrease in Accounts Receivable                     (695,157)         76,389
  (Increase) Decrease in Inventories                              (35,239)        117,318
  (Increase) Decrease in Prepaid Expenses                        (119,342)       (161,877)
  (Increase) Decrease in Other Receivables                        (48,150)         21,810
  (Increase) Decrease in Other Assets                            (250,000)        (18,022)
  Increase (Decrease) in Accounts Payable                         158,865        (564,688)
  Increase (Decrease) in Accrued Expenses and Taxes               293,012         267,581
                                                              -----------     -----------
Net Cash Provided (Used) by Operating Activities               (6,117,734)     (6,122,030)
                                                              -----------     -----------
Cash Flow from Investing Activities:
  Purchases of Property and Equipment                            (384,005)       (212,373)
  Purchase of Robert Stutman & Associates, Inc.                (2,577,495)              -
  Proceeds from Sale of Assets of Discontinued Operations         424,855               -
  Proceeds from Sale of Fixed Assets                               92,451          48,188
  Proceeds from the Sale of Trading Securities                          -       3,536,045
  Other - Net                                                           -               -
                                                              -----------     -----------
Net Cash (Used) Provided by Investing Activities               (2,444,194)      3,371,860
                                                              -----------     -----------

              SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                  (CONTINUED)



                                                               FOR THE NINE MONTHS ENDED
                                                                      DECEMBER 31
                                                                  1996            1995
                                                               ---------       ----------
Cash Flow from Financing Activities:
  Sale and Issuance of Common Stock                             5,075,304       3,601,005
  Expenses of Common Stock Issuance                              (411,189)       (237,500)
  Proceed from Capitalized Leases                                  77,476          17,843
  Proceeds from Convertible Notes                               3,700,000               -
  Proceeds from Sale of Common Stock Purchase Warrants          1,300,000               -
  Payments of Capitalized Leases                                  (23,461)        (44,721)
  Payment of Dividend on Class "A" Preferred Stock                (14,405)        (14,405)
  Proceeds of Brokerage Loans Payable                                   -       1,000,000
  Payments of Brokerage Loans Payable                                   -      (2,569,592)
                                                               ----------     -----------

Net Cash Provided by Financing Activities                       9,703,725       1,752,630
                                                               ----------     -----------

Increase (Decrease) in Cash and Cash Equivalents                1,141,797        (997,540)

Cash and Cash Equivalents - Beginning of Period                 1,204,646       1,633,098
                                                               ----------     -----------
Cash and Cash Equivalents - End of Period                      $2,346,443     $   635,558
                                                               ==========     ===========

Supplemental Disclosure of Cash Information:
  Cash Paid for Interest                                       $   80,059     $    75,864
                                                               ==========     ===========

Income Taxes Paid                                              $        -     $         0
                                                               ==========     ===========

Non-cash Financing Activities:
  Preferred Stock Dividends Accrued                            $   21,606     $    21,606
                                                               ==========     ===========

Issuance of Common Stock for Business Acquired                 $1,562,500     $         -
                                                               ==========     ===========

Issuance of Note Payable for Business Acquired                 $  400,000     $         -
                                                               ==========     ===========






    The accompanying notes are an integral part of the financial statements

              SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (UNAUDITED)





NOTE 1 - Basis of Presentation
         ---------------------

         The consolidated financial statements include the accounts of Substance Abuse Technologies, Inc. ("SAT"), formerly U.S. Alcohol
         Testing of America, Inc., and its wholly and majority-owned subsidiaries. SAT and the subsidiaries are collectively referred to herein as the Company. All significant intercompany accounts and transactions are eliminated in consolidation.

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

         This Report should be read in conjunction with SAT's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

NOTE 2 - Cash and Cash Equivalents
         -------------------------

                                                               DECEMBER 31,     MARCH 31,
                                                                  1996           1996
                                                               ------------   -----------
Cash and cash equivalents are summarized as follows:

              Cash in Banks                                    $  101,197     $  450,845
              Money Market Funds                                2,245,246            933
              Commercial Paper                                          -        752,868
                                                               ----------     ----------
                                                               $2,346,443     $1,204,646
                                                               ==========     ==========

NOTE 3 - Inventories
         -----------

                                                               DECEMBER 31,     MARCH 31,
                                                                   1996           1996
                                                               ------------     ---------
Inventories are summarized as follows:
              Finished Goods                                     $ 69,178       $ 64,437
              Work in Process                                     352,976        334,699
              Raw Materials                                       294,924        282,703
                                                                 --------       --------
                                                                 $717,078       $681,839
                                                                 ========       ========

NOTE 4 - Property and Equipment
         ----------------------

                                                               DECEMBER 31,     MARCH 31,
                                                                   1996           1996
                                                               ------------     ---------
Property and equipment is summarized as follows:

              Furniture and Fixtures                           $  601,424     $  453,609
              Equipment                                           835,094        811,333
              Equipment - Network/Per Test                      2,212,279      2,327,553
              Test Equipment                                      621,664        476,765
              Leasehold Improvements                              343,691        343,692
              Vehicles                                             18,433        124,042
                                                               ----------     ----------
                                                                4,632,585      4,536,994
              Less:  Accumulated Depreciation                   2,334,630      1,845,015
                                                               ----------     ----------
                                                               $2,297,955     $2,691,979
                                                               ==========     ==========

              SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (UNAUDITED)





NOTE 5 - Long-Term Debt
         --------------

                                                     DECEMBER 31        MARCH 31
                                                         1996              1996
                                                     -----------        --------
Long-term debt is summarized as follows:

     Capitalized lease obligations secured
         by certain equipment, payable in various
         monthly installments, and due through
         December 2001                                $113,967           $62,330

      Less:  Current Portion                            27,016            29,395
                                                      --------           -------
                                                      $ 86,951           $32,935
                                                      ========           =======

NOTE 6 - Minority Interest
         -----------------

         The consolidated financial statements at December 31, 1996 include 100% of the assets, liabilities and losses of U.S. Drug Testing, Inc. ("USD"), a 67%-owned publicly traded subsidiary, and 100% of the assets, liabilities and losses of Good Ideas Enterprises, Inc. ("Good Ideas"), a 61%-owned publicly traded subsidiary. The $854,439 minority interest reported on the balance sheet at December 31, 1996 represents the minority stockholders' interest in the equity of these subsidiaries.

NOTE 7 - Acquisition of Robert Stutman & Associates, Inc.
         ------------------------------------------------

         On May 21, 1996, SAT completed the acquisition of Robert Stutman & Associates, Inc. ("RSA"), a provider of corporate "Drug Free Workplace" programs. The purchase price was comprised of $2,100,000 in cash; $400,000 in notes bearing interest at 6% per annum and due May 21, 1997; 500,000 shares of the SAT's Common Stock; and Common Stock purchase warrants to acquire 900,000 shares of the Company's Common Stock at $3.125 per share, which was the closing sales price of the Common Stock on April 17, 1996. This transaction generated approximately $4 million of goodwill, which is being amortized over 15 years. Pro forma financial information has not been presented since its effect on the nine months ended December 31, 1996 would be immaterial.

         In December 1996, the Board of Directors authorized in consideration of their having surrendered rights with respect to their secured promissory notes in the aggregate amount of $400,000 in order for SAT to close its offering of $5,000,000 in principal amount of convertible notes, that the exercise price of Robert Stutman's Common Stock purchase warrants for 473,750 shares expiring May 20, 1999 and Brian Stutman's Common Stock purchase warrants of 317,250 shares expiring May 20, 1999 shall be reduced from $3.125 to $2.125 per share.

         The $400,000 note due May 21, 1997 was prepaid in December 1996 in connection with the exercise of previously issued common stock purchase warrants.


NOTE 8 - Convertible Senior Promissory Notes
         -----------------------------------

         On November 8, 1996, the SAT completed an agreement with Stephen A. Cohen and S.A.C. Capital Associates, LLC to borrow $5 million evidenced by convertible, unsecured senior notes (the "Convertible Notes") with a three-year term at 7% annual interest payable quarterly commencing December 15, 1996, convertible at $2.00 per share subject to adjustment. Additionally, SAT sold to the lenders warrants to purchase 2,500,000 shares of Common Stock at $2.00 per share subject to adjustment. Of the $5,000,000 proceeds, $1,300,000 was allocated as the fair value of the warrants. This amount is being amortized over the three year life of the notes. The Convertible Loan and Warrant Agreement dated November 8, 1996 contain certain restrictive covenants regarding payment of dividends, purchase of capital stock, making loans or guarantees, creating liens, limiting capital expenditures, and certain other transactions.

NOTE 9 - Recent Developments
         -------------------

         On October 31, 1996, 1,175,856 Class B Warrants from a private placement in 1990 expired. On November 4, 1996, 437,500 options of former officers and directors expired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         On November 8, 1996, SAT completed a $5 million convertible note financing. Under the terms of the Convertible Loan and Warrant Agreement, SAT issued the Convertible Notes each in the amount of $2.5 million to the Noteholders, Steven A. Cohen and S.A.C. Capital Associates, LLC. The loans are for a term of three years and are not secured by any assets of the Company. In addition, SAT issued and sold to each of the Noteholders a stock purchase warrant to purchase 1,250,000 shares of Common Stock at $2.00 per share between July 1, 1997 and June 30, 2000.

         The notes bear interest at the rate of 7% per annum, with interest payments commencing on December 15, 1996 and paid quarterly thereafter. After July 1, 1997, the noteholders may convert all or any portion of the notes into shares of the Common Stock. The conversion price is initially set at the rate of $2.00 per share subject to adjustment downward during the period May 1, 1997 through May 1, 1998 based on the average market price for the Common Stock over the previous 65 trading days, provided that the conversion price will not be reduced below $1.375 per share as a result of this adjustment.

         Although the Company has a history of operating losses through December 31, 1996, the Company believes that it will have cash resources available to meet all of its operating requirements for the next twelve months, except those relating to USD. Management believes that the increased revenues generated by the Employer Services Division, the expense reductions made in consolidating operations in California and Florida and the termination of major contracts for breath alcohol testing equipment will lead to a reduction in operating losses over the next twelve months. Management is confident it can continue to attract investment in the Company through exercise of warrants or other financing to the extent necessary to meet its operating needs. No assurance can be provided that future financing efforts will be successful or that the warrants will be exercised.

         The Board of Directors has agreed that SAT advance USD up to a total of $1.5 million to continue funding USD's research and development of a saliva based drug testing instrument. Through December 31, 1996, SAT had advanced approximately $1.2 million of this amount. Additional financing will be required for USD during the next twelve months; however, the role of SAT in providing financing beyond the $1.5 million currently approved will not be determined until the results of the consent solicitation for the proposed acquisition of USD shares owned by the minority interest are known. Management believes that, through the exercise of warrants or other financing SAT can meet the cash requirements of USD if that is the Board's decision; however, there can be no assurance that SAT's efforts will be successful.


RESULTS OF OPERATIONS

Changes in Financial Condition
------------------------------

         Cash used for operations was $6,118,000 for the nine months ended December 31, 1996 as compared with $6,122,000 in the prior nine month period. The net loss for the nine months ended December 31, 1996 was $7,007,000 as compared with a net loss of $5,851,000 in the same period last year. Adjustments necessary to reconcile the net loss to net cash used in operations in the nine months ended December 31, 1996 was $882,000. Significant components of this adjustment included depreciation and amortization expense of $787,000, the write off of $714,000 of goodwill arising out of the March 1995 acquisition of Alconet, Inc., the value of Common Stock issued for services of $575,000, and increases in accounts payable and accrued expenses of $452,000, offset by increases in accounts receivable of $695,000 and the minority interest in the net loss of a subsidiary of $624,000.

         Cash used in investing activities was $2,444,000, which included the purchase of Robert Stutman & Associates, Inc. for $2,577,000 and capital expenditures of $384,000 offset by proceeds from the disposal of assets of $517,000.

    Cash provided by financing activities provided $9,700,000, including proceeds from the issuance of Common Stock of $5,075,000, offset by expenses of $411,000 and proceeds from the Convertible Note issuance and sales of warrants, of which $3,700,000 was allocated to the Convertible Notes and $1,300,000 to the Common Stock purchase warrants.

Three months ended December 31, 1996 as compared with three months ended
------------------------------------------------------------------------
December 31, 1995
-----------------

    Revenues from continuing operations for the three months ended December 31, 1996 increased $486,000 (197%) to $733,000 as compared to $247,000 in same period of the prior year. The increase is due to the increase in sales of the Employer Services Division of $280,000 and the sales of Robert Stutman & Associates Consulting Division, acquired in May 1996, of $130,000.

    Operating losses from continuing operations increased to $2,566,000 in the three months ended December 31, 1996 as compared to $1,809,000 in the same period of the prior year, an increase of $757,000, or 42%. Major factors impacting income from continuing operations included a charge of $575,000 from the issuance of Common Stock for financial public relations consulting service; a $220,000 increase in research and development expenditures of U.S. Drug, a 67% owned subsidiary, on a saliva based drug instrument, and increased interest expense of $116,000 on the convertible notes issued in November 1996.

    Cost of sales was $635,000 in the three months ended December 31, 1996, or 87% of sales, as compared with $204,000, or 83% of sales, in the comparable period of the prior year, an increase of $431,000. This increase is primarily due to the increased sales volume of the Employer Services Division.

    Selling and marketing expenses increased to $381,000 in the three months ended December 31, 1996 as compared with $249,000 in the same period of the prior year. The increase of $132,000 or 53% reflects increased marketing efforts of the Employer Services Division.

    General and administrative expenses were $1,606,000 in the three months ended December 31, 1996 as compared with $1,056,000 in the prior year, an increase of $550,000 or 52% resulting from the issuance of Common Stock valued at $575,000 for financial public relations consulting services.

    Research and development expenses for the three months ended December 31, 1996 were $498,000 as compared to $308,000 in the same period of the prior year, an increase of $190,000 or 62%. This increase reflects a $220,000 increase on the saliva based drug instrument offset by reductions in breath alcohol related expenditures.

    Interest expense for the three months ended December 31, 1996 was $134,000 as compared with $3,900 in the comparable period of the prior year, an increase of $130,000. The primary cause of this increase was the $5 million in Convertible Notes issued in November 1996 resulting in interest charges for the quarter of $116,000. The balance of the increase relates to interest on the $400,000 notes payable resulting from the May 1996 Robert Stutman & Associates, Inc. acquisition and capital leases.

    Loss from discontinued operations was $39,000 in the three months ended December 31, 1996 as compared with $223,000 in the same period of the prior year. This decrease reflects the sale of the U.S. Rubber Recycling operation in April 1996 and the inactive status of Good Ideas which is held for sale or liquidation.

Nine Months ended December 31, 1996 as compared with Nine Months ended December
-------------------------------------------------------------------------------
31, 1995
--------

    Revenues from continuing operations increased $1,169,000, or 130%, to $2,070,000 in the nine months ended December 31, 1996 as compared with $901,000 in the same period of the prior year. The increase is attributed to the sales increase of the Employer Services Division of $564,000 as compared with no significant revenue in the prior year and sales of $463,000 from the Robert Stutman & Associates Consulting Division acquired in May 1996.

    Operating losses from continuing operations increased to $6,857,000 in the nine months ended December 31, 1996 as compared with $5,209,000 in the same period of the prior year, an increase of $1,647,000 or 32%. Major factors in the increase are the write-off of $714,000 in goodwill arising from the March 1995 acquisition of Alconet, Inc. which management determined was impaired due to the operation's declining sales volume; a charge of $575,000 from the issuance of Common Stock for financial public relations consulting services; a $220,000 increase in research and development expenditures of U.S. Drug, a 67% owned subsidiary, on a saliva based drug instrument; increased interest expense of $116,000 on the convertible notes issued in November 1996.

    Cost of sales was $1,629,000 in the nine months ended December 31, 1996, or 79% of sales, as compared with $676,000, or 75% of sales, in the comparable period of the prior year, an increase of $953,000. This increase is primarily due to costs related to the increased sales volume of the Employer Services Division and the Robert Stutman & Associates Consulting Division.

    Selling and marketing expenses increased to $859,000 in the nine months ended December 31, 1996 as compared with $722,000 for the same period of the prior year. The increase of $183,000 or 27% reflects increased marketing efforts of the Employer Services Division.

    General and administrative expenses were $4,120,000 in the nine months ended December 31, 1996 as compared with $3,770,000 in the prior year, an increase of $350,000 or 9%. Current year general and administrative expenses were higher in the current year to date period primarily due to the issuance of Common Stock valued at $575,000 for financial public relations consulting services.

    Research and development expenses for the nine months ended December 31, 1996 were $1,274,000 as compared to $790,000 in the same period of the prior year, an increase of $484,000 or 61%. This increase reflects a $514,000 increase in expenditures on the saliva based drug instrument offset by reductions in breath alcohol related expenditures.

    Interest expense for the nine months ended December 31, 1996 was $144,000 as compared with $74,000 or 95% in the comparable period of the prior year, an increase of $70,000. The primary cause of this increase was the $5 million in Convertible Notes issued in November 1996 resulting in interest charges for the period of $116,000 and current year interest on the $400,000 notes payable resulting from the May 1996 Robert Stutman & Associates, Inc. acquisition and capital leases. Prior year interest expense includes interest of $71,000 on brokerage loans of a subsidiary which have been repaid.

    Loss from discontinued operations was $151,000 in the nine months ended December 31, 1996 as compared with $641,000 in the same period of the prior year. This decrease reflects the sale of the U.S. Rubber Recycling operation in April 1996 and the inactive status of Good Ideas Enterprises, Inc. which is held for sale or liquidation.

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

ITEM 2   Changes in Securities

         (a) There were no changes in the constituent instruments defining the rights of the holders of the Common Stock or the Class A Preferred Stock.

         (b) On November 8, 1996, the Company completed a $5 million Convertible Note financing. See Note 8 to Financial Statements. The Convertible Loan and Warrant Agreement dated November 8, 1996 contains certain restrictive covenants, including, without limitation, that, without the consent of the Noteholders, the Company, with specified exceptions, may not (1) pay any cash dividends other than those on the outstanding Class A Preferred Stock; (2) redeem, purchase or acquire any capital stock; (3) make any loans, guarantees for the benefit of or investments in any Person (as defined) in an aggregate amount in excess of $1,000,000; (4) sell any subsidiary or division other than Good Ideas; (5) effect a stock split or reverse stock split without stockholder approval; (6) acquire an interest in any Person not engaged in the business of substance abuse testing; (7) create or assume indebtedness other than capitalized leases exceeding an aggregate principal amount of $1,000,000 at any time or capitalized leases or purchase money secured debt exceeding an aggregate principal amount of $750,000; (8) create any Liens (as defined); and (9) make any capital expenditures exceeding $1,000,000 in the aggregate during any 12-month period. The proposed "taking private" transactions relating to Good Ideas and USD are excepted from these restrictive covenants. Without the consent of the Noteholders, SAT may not prepay the Convertible Notes so that the Company will be bound by these restrictive covenants until November 8, 1999 (the maturity date of the Convertible Notes) unless the Convertible Notes are converted by the Noteholders on and after July 1, 1997 or compliance is waived by them.

ITEM 3   Defaults Upon Senior Securities

         There have been no defaults on senior securities.

ITEM 4   Submission of Matters for a Vote of Security Holders

         See the Company's Form 10-Q for the period ended September 30, 1996 for information regarding matters submitted to securityholders at the Company's October 27, 1996 Annual Meeting of Stockholders.

                                    PART II
                               OTHER INFORMATION



ITEM 5   Other Information

         Effective December 31, 1996, the Company merged or dissolved all domestic subsidiaries (other than Good Ideas and USD and will operate through four divisions: the Employer Services Division (formerly ProActive Synergies, Inc.), the Robert Stutman & Associates Consulting Division (formerly the subsidiary RSA), the Alcohol Testing Division (formerly an operation of the Company), and the Drug and Alcohol Testing Laboratories Division (formerly the Biochemical Toxicology Laboratories or BioTox Division of the Company). When and if the proposed acquisition of the minority interest of USD is consummated, the Company will also operate through a fifth division (i.e., the Drug Testing Division).

ITEM 6   Exhibits and Reports on Form 8-K

         a)   None.
         b)   None.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Ace of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       SUBSTANCE ABUSE TECHNOLOGIES, INC.
                                       Registrant


Date: February 14, 1997                BY: /s/ Linda H. Masterson
      -----------------                    ------------------------------
                                           Linda H. Masterson
                                           President and
                                           Chief Operating Officer



Date: February 14, 1997                BY: /s/ Dennis A. Wittman
      -----------------                    ------------------------------
                                           Dennis A. Wittman
                                           Vice President of Finance and
                                           Chief Financial Officer