Form 10-K
period 1997-03-31
SUBSTANCE ABUSE TECHNOLOGIES INC
filed 1997-07-15
CIK 853017

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997
                         COMMISSION FILE NUMBER 0-18938

                       SUBSTANCE ABUSE TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                             22-2806310
        (STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

                              4517 N.W. 31ST AVE.
                            FT. LAUDERDALE, FLORIDA
                                  954-739-9600
    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
     COMMON STOCK, PAR VALUE $.01, AND PREFERRED "A" STOCK, PAR VALUE $.01
                  (REGISTERED ON THE AMERICAN STOCK EXCHANGE);
                      PREFERRED "B" STOCK, PAR VALUE $.01
        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of July 11, 1997, there were 34,496,036 shares of Common Stock outstanding.

     THE REGISTRANT HAS ONLY ONE CLASS OF VOTING STOCK OUTSTANDING, THE COMMON STOCK, AND, AS OF JULY 11, 1997, THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES WAS $34,496,036 BASED ON THE CLOSING SALE PRICE OF SUCH STOCK ON THAT DATE.

================================================================================

                                     PART I

ITEM 1.  BUSINESS OF THE COMPANY

GENERAL

     Substance Abuse Technologies, Inc. ("SAT") was incorporated under the laws of Delaware on April 15, 1987 to design, manufacture and market instruments which measure blood alcohol concentration by breath sample and analyzation. SAT, its divisions and its subsidiaries are hereinafter collectively referred to the "Company." Through acquisition and internal development, SAT's management expanded the Company's operations so that, as of March 31, 1997, the Company was conducting the following operations:

     1. alcohol testing products through its Alcohol Products Division;

     2. human resource provider through its Employer Services Division (the "ESD");

     3. designing policies and programs on substance abuse prevention through its Robert Stutman & Associates Consulting Division (the "RSA Division");

     4. developing drug testing products through its subsidiary U.S. Drug Testing, Inc. ("U.S. Drug");

     5. serving as a clinical laboratory through its Biochemical Toxicology Laboratories ("BioTox") Division.

     For reasons hereinafter described in the section "Alcohol Products Division" under this caption "Business of the Company," SAT's management made a strategic decision in the fourth quarter of the fiscal year ended March 31, 1997 ("fiscal 1997") to abandon a substantial portion of its alcohol testing products and to concentrate more on the operations of the Employer Services Division. Subsequently, during the quarter ended June 30, 1997, SAT's Board of Directors began to re-evaluate the methods of financing the research and development program of U.S. Drug for the reasons described in the section "U.S. Drug Testing Inc." under this caption "Business of the Company."

     Percentage of Revenue Derived During Each of the Fiscal Year 1995, 1996 and 1997 from SAT's Products and Services

                                                          1995    1996    1997
                                                          ----    ----    ----
Alcohol Products........................................   63%     64%     35%
BioTox..................................................   37%     34%     15%
Employer Services.......................................   --%      2%     33%
Consulting..............................................   --%     --%     17%
                                                          ----    ----    ----

U.S. Drug is a development stage enterprise that has had no sales.

EMPLOYMENT SERVICES DIVISION

     In September 1995, ProActive Synergies, Inc. ("ProActive"), a wholly-owned subsidiary incorporated in June 1995, began to provide single source services to assist corporations in their hiring practices ranging from substance abuse testing and background screening to total program management. On December 31, 1996, ProActive was merged into SAT and its operations are now operated as the Employer Services Division (the "ESD") of SAT. The ESD is a single source service provider, meaning that it is a provider of both substance abuse testing services and background screening services.

     The ESD's substance abuse testing services include specimen collections, laboratory testing and medical review officer ("MRO") services. Medical review officers review drug test results to verify that chain-of-custody procedures were followed and determine if there is an alternative medical explanation for a positive test result. The ESD's background investigative services include criminal history checks, employment verifications, credit checks, reference checks, driving record checks, workers' compensation history checks, and social security number, educational and professional license verifications. Its total program management services include establishing a substance abuse policy with corporations and conducting program audits to ensure regulatory compliance with such policy.

     Depending on the size of the customers, it may take three to six months for the execution of a contract for the ESD to implement the procedures at the customer's site or sites so as to begin to charge fees for its services. Accordingly, despite the execution of agreements which should result in multi-million dollar revenues (on an annualized basis) from certain customers, revenues from the ESD were not at their full potential in fiscal 1997.

     SAT management has, accordingly, instituted a new program of seeking acquisitions of third party administrator ("TPA") companies which would bring immediate revenues to the Company. In July 1997, SAT entered into a letter of agreement dated July 3, 1997, a copy of which is filed as an exhibit to this Report and incorporated herein by this reference, with National Medical Review Offices, Inc. ("NMRO") to acquire, for $1,600,000, the TPA operations of the DataMed International Division ("DataMed") of Global Med Technologies, Inc. ("Global Med"). If Global Med's shareholders consent (the shareholders' meeting is scheduled for August 1997), the Company will obtain approximately $8,000,000 in annualized revenues. SAT is managing the DataMed operations from July 1, 1997 under a management agreement. SAT is also entering into an agreement with NMRO for MRO services at reduced charges. There can be no assurance that the acquisition will be consummated or that SAT will effect other acquisitions for the ESD.

CONSULTING DIVISION

     In May 1996, SAT acquired Robert Stutman & Associates, Inc. ("RSA"), a provider of substance abuse testing/background screening policy manuals and a consultant on programs relating to alcohol and drug abuse. Since January 1996, RSA had been designing policies and programs on substance abuse prevention for customers of the ProActive subsidiary. RSA was merged into SAT on December 31, 1996 and its operations are now conducted by the Robert Stutman & Associates Consulting Division of SAT (the "RSA Division"). The RSA Division's services are often packaged with the substance abuse testing and background screening services provided by the ESD.

     On December 14, 1995, SAT entered into an agreement with RSA and Robert M. Stutman, personally, pursuant to which (1) SAT engaged Mr. Stutman to be their expert spokesman and a consultant with respect to their drug and alcohol testing businesses; (2) SAT agreed to refer customers to RSA for the purpose of RSA providing its services to such customers, including writing drug testing/background screening policy manuals; and (3) RSA agreed to refer customers to SAT. Prior to forming RSA, Mr. Stutman was Special Agent in charge of the New York office of the United States Drug Enforcement Administration (the "DEA"). He also currently serves as special consultant on substance abuse for the CBS News Division. On December 14, 1995, pursuant to the agreement, SAT agreed to issue to each Mr. Stutman and RSA three-year Common Stock purchase warrants to purchase 200,000 shares of SAT's Common Stock, $.01 par value (the "SAT Common Stock"), at $2.00 per share, which was the market price on the date of grant. These warrants were issued on December 14, 1995 and April 1, 1996. The agreement, which had a term of ten years (except the term for the consulting and spokesperson services by Mr. Stutman was three years), provided for payment of fees to SAT based on referrals to RSA and an initial $100,000 payment by SAT and varying monthly fees thereafter to RSA. A copy of the Consulting Agreement dated as of December 14, 1995 by and between SAT and RSA and Mr. Stutman is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference.

     On April 18, 1996, Mr. Stutman was elected as the Chairman of the Board and a director of SAT and designated as its Chief Executive Officer. SAT also agreed in principle to acquire RSA. On May 21, 1996, the Company completed its acquisition of RSA and RSA became a 100% owned subsidiary of SAT. SAT paid $2,100,000 to the RSA stockholders for all of the outstanding shares of RSA (including $1,078,920 paid to Mr. Stutman for his 52.8% of the RSA shares and $721,080 paid to Brian Stutman, son of Mr. Stutman and now Vice President of Sales and Marketing of SAT, for his 35.3% of the RSA shares and issued to the RSA shareholders an aggregate of 500,000 shares of the SAT Common Stock (including 263,750 shares issued to Mr. Stutman and 176,250 shares to Brian Stutman) registered under the Securities Act as Acquisition Shares in SAT's Registration Statement on Form S-1, File No. 33-43337 (the "January 1992 Registration Statement"), and Common Stock purchase warrants expiring May 20, 1999 to purchase an aggregate of

900,000 shares of the SAT Common Stock (including a warrant to purchase 474,750 shares issued to Mr. Stutman and a warrant to purchase 317,250 shares issued to Brian Stutman). SAT also issued two promissory notes aggregating $400,000 in principal amount (the "RSA Notes"), one to Mr. Stutman who received an RSA Note for $239,760 and the other to Brian Stutman for the balance. The RSA Notes bore interest at the rate of 7.5% per annum and were to become due May 21, 1997. SAT was required to prepay the RSA Notes if the gross proceeds received by SAT from the exercises of the SAT Common Stock purchase warrants after April 17, 1996 exceeded $7,000,000. The RSA Notes were secured by all of SAT's tangible and intangible personal property except the following: (1) SAT's cash and cash equivalents; (2) SAT's securities, including the stock of its subsidiaries; and
(3) certain contracts, including the license with the United States Navy. Copies of the Stock Purchase Agreement dated as of May 21, 1996, the Secured Promissory Note dated May 21, 1996, the Security Agreement dated May 21, 1996, the Common Stock purchase warrant expiring May 20, 1999 and Registration Rights Agreement dated as of May 21, 1996, all related to the acquisition of RSA, are filed (by incorporation by reference) as exhibits to this Report and, by this reference, are incorporated herein. As a result of the acquisition of RSA, the Consulting Agreement described in the preceding paragraph terminated; however, the Common Stock purchase warrants described therein remain outstanding, except that the RSA warrant was distributed to its shareholders, including Mr. Stutman who received a warrant to purchase 105,500 shares and Brian Stutman who received a warrant to purchase 70,500 shares. In December 1996, the Board of Directors authorized, in consideration of their having to surrender rights with respect to their secured promissory notes in the aggregate of $400,000 in order for SAT to close its offering of $5,000,000 in principal amount of convertible notes, that the exercise price shall be reduced from $3.125 to $2.125 per share on Robert M. Stutman's Common Stock purchase warrant expiring May 20, 1999 to purchasing 474,750 shares of SAT Common Stock and on Brian Stutman's Common Stock purchase warrant also expiring May 20, 1999 to purchase 317,250 shares of the SAT Common Stock. The $400,000 note due May 21, 1997 was prepaid in December 1996 in connection with the exercise of previously issued Common Stock purchase warrants. See "Certain Relationships and Related Transactions" in this Report.

TOXICOLOGY LABORATORIES

     The Biochemical Toxicology Laboratories ("BioTox") Division provides services to SAT and also provides services to U.S. Drug. The BioTox Division is certified as a Clinical Laboratory by the State of California and possesses a federal license pursuant to the Clinical Laboratory Improvements Act of 1988 ("CLIA 88") promulgated by the United States Department of Health and Human Services. The BioTox Division is engaged in alcohol and drug testing for many area police departments, detoxification centers, coroners departments and corporations and functions within SAT's facilities maintaining state of the art lab testing instrumentation.

ALCOHOL PRODUCTS DIVISION

     SAT through its Alcohol Products Division manufactures, markets and distributes alcohol testing detection equipment directly to law enforcement and correctional facilities, various industrial companies, alcohol treatment centers and emergency rooms. Sales were made directly by SAT's sales representatives. The Alcohol Products Division markets its products at trade shows, conventions and through print advertisements.

     In February 1994, the United States Department of Transportation (the "DOT") published its final rule implementing the federal act which mandates alcohol testing within the transportation industry. The rule at that time required alcohol testing solely through the use of breath samples. SAT had designed the Alco-Analyzer 2100 to specifically meet these needs. Its marketing strategy had included sales, leases and placements of the instrument with a cost per test charge. Subsequently, the DOT changed the standard resulting in the Model 2100 competing with less specific and less expensive equipment. Additionally the DOT regulations initially were to require pre-employment alcohol and drug testing. The requirement for pre-employment alcohol testing was suspended May 8, 1995 and later eliminated and, largely because of that, the anticipated marketing opportunity for this business failed to materialize. Therefore, management of SAT made a strategic decision to abandon a substantial portion of its alcohol testing equipment manufacturing, sales and service. SAT refurbished the equipment and attempted to market it in the fourth quarter of fiscal

1997, but to no avail. SAT will continue to package and sell an alcohol breath sampling device (the AlcoProof System).

     In December 1994, SAT entered into two agreements with major testing laboratories, Quest Diagnostics Inc. ("Quest"), formerly Corning Clinical Laboratories Inc. and Metpath Inc., and Laboratory Corporation of America ("Lab Corp."), formerly National Healthcare Laboratories Incorporated, for placement of approximately 700 units of its Model 2100 at the respective laboratory's collection sites with remuneration to SAT on a per test basis. These two agreements, copies of which agreements are filed (by incorporation by reference) as exhibits to this Report and are incorporated herein by this reference, as well as others with smaller customers, had terms which ranging from three to five years. Subsequently, SAT terminated the agreements. As indicated in the preceding paragraph SAT has discontinued this product and the customers have returned the units to SAT. See Item 7 to this Report for information as to the write-off relating to this product.

     SAT manufactured in fiscal 1997 a Mobile Alcohol Collection System ("MACS") device used to collect a breath sample for future analysis, the manufacture of which device will now be outsourced. The MACS device contains a silica gel compound within a glass vial accompanied by collection and waste bags which insure the gathering of a proper sample flow through the vial. The vial is then sent to an independent certified laboratory where the alcohol is extracted from the silica gel and analyzed on a gas chromatography to determine the exact blood alcohol content. Management is currently pursuing DOT approval of the MACS device as a collection and transport device. SAT plans to use this product in conjunction with a saliva screening device to be marketed as part of the AlcoProof System.

     The AlcoProof test system is a product line consisting of an O.E.M. alcohol screening device using saliva as a sample and an alcohol breath testing confirmation device manufactured by SAT and formerly known as MACS. The screening device is a product manufactured by STC Technologies Inc. and marketed as Q.E.D. SAT acquired the rights to co-label and market Q.E.D. as AlcoProof Screen through a recently signed distribution agreement, a copy of which is filed as an exhibit to this Report and is incorporated herein by this reference. The test is a manual, visual read, enzyme based device that is designed for on site use and provides DOT approved results in two minutes. The AlcoProof Confirm test device is used following a positive screening test. A breath sample is collected onto a silica gel compounded in a glass vial. The glass vial is sent to a certified laboratory where the sample is extracted from the silica and test by a gas chromatography method. SAT is currently pursuing DOT approval of AlcoProof confirm as a collection and transport device.

     SAT intends to pursue the non-regulated market for alcohol testing where approximately 93% of the American work force is employed. Management is of the opinion that the MACS device can increasingly be sold to commercial companies which, recognizing the adverse impact of alcohol abuse on the productivity of their employees, wish to institute on-site testing programs. In order to implement this program, management believes that the MACS device must be reformatted and DOT approval be obtained. Although management believes that the non-regulated market is a market with great potential, there can be no assurance that SAT will derive significant revenues from this market.

     Revenues for the following products were included in prior fiscal years, but the products were discontinued in fiscal 1997 as a result of the events described in this section.

        1. SAT designed and developed a product called an Alco-Analyzer. This product is a gas chromatography alcohol testing device that determines blood alcohol levels by use of breath samples with precision and accuracy to be used as evidence in legal proceedings. SAT's three models had been approved by the DOT as evidential breath alcohol testing instruments.

        2. The Alco-Breath Tubes ("ABT") are disposable alcohol breath glass vial testers containing yellow bands comprised of silica gel treated with a reagent solution. Testing begins with breath blown into a balloon which is then attached to the glass vial into which the sample flows. If alcohol is present within the subject's breath, a chemical reaction occurs within the gel changing the yellow bands to green. Measurement results are determined by the extent of color change. SAT manufactured two variations of the Alco-Breath Tubes specifically designed for various applications of alcohol breath testing. SAT has sold the assets to a distributor who will now manufacture the product, but will not market or promote the product.

        3. The Alcohol Products Division manufactured three devices, the Alco-Simulator, Alco-Simulator 2000 and the Alco-Equilibrator which were used to calibrate and check alcohol testing instruments made by both SAT and its competitors for continued accuracy. The devices were designed to simulate the breath of a person who has been drinking alcohol. The standard alcohol solutions used in these calibration devices were produced by SAT in its own certified laboratory.

     The Alcohol Products Division purchased the raw materials and parts for its products from various suppliers which delivered them to SAT for assembly, packaging and distribution. These raw materials were primarily glass, plastic containers and certain mechanical parts, all of which were readily available from many suppliers. SAT has decided to out source the manufacture of the MACS device to a single source supplier of these products and discontinue the manufacture of Alco-Breath Tubes.

U.S. DRUG TESTING

     U.S. Drug, of which SAT owned 75.4 % as of May 31, 1997, is a development stage company attempting to develop a saliva based drug and alcohol testing product. In October and November 1993, SAT's then wholly-owned subsidiary U.S. Drug completed an initial public offering of the U.S. Drug Common Stock, $.001 par value (the "U.S. Drug Common Stock"), which security traded on the Pacific Exchange, Inc. (the "Pacific Exchange") through May 12, 1997, at which time trading was suspended because the subsidiary did not comply with the Exchange's net worth maintenance requirement. U.S. Drug has filed an appeal as to such suspension. As of March 31, 1997, SAT owned 3,500,000 of the 5,221,900 outstanding shares of the U.S. Drug Common Stock or 67.0% thereof. At a May 1997 meeting of the Board of Directors, the SAT Board agreed that SAT should purchase 1,768,202 shares of U.S. Drug Common Stock in forgiveness of an inter-company loan in the amount of $2,210,254 (including interest at the rate of 8% per annum) as of April 30, 1997. The additional shares purchased increased SAT ownership to 75.4% of the outstanding shares. The Board of Directors also authorized the purchase of 2,000,000 shares of the U.S. Drug Common Stock for $2,500,000; however such potential investment has been delayed pending additional financing by SAT. At present the SAT Board has agreed to continue to fund U.S. Drug as needed. It is anticipated that these equity purchases will assist U.S. Drug's appeal by demonstrating compliance with the net worth requirement; however, there can be no assurance that the Pacific Exchange will act favorably and, in such event, the U.S. Drug Common Stock will continue to be traded in the over-the-counter market.

     On January 24, 1992, SAT and the United States Navy ("USN") entered into a ten-year non-assignable agreement (the term of which license was subsequently extended by the USN) granting SAT a partial exclusive patent license to products for drug testing in the United States and certain foreign countries. Effective January 1993, SAT granted a sole and exclusive sublicense to U.S. Drug, then a newly-incorporated wholly-owned subsidiary of SAT, which subsidiary assumed all of SAT's rights and obligations under the foregoing license. However, because the USN refused to grant a novation of the license agreement, the USN looks only to SAT for performance thereunder.

     During May 1996, SAT filed a Registration Statement on Form S-4, File No. 333-4790 (the "U.S. Drug Registration Statement"), under the Securities Act of 1933, as amended (the "Securities Act"), to register shares of the SAT Common Stock to be issued to the minority stockholders of U.S. Drug upon the consummation of a merger of U.S. Drug with and into U.S. Drug Acquisition Corp., a wholly-owned subsidiary of SAT. The SAT Board of Directors had concluded then that the value of the SAT Common Stock could best be maximized if the Company concentrated its operations on the SAT alcohol testing business, U.S. Drug's drug testing business and the related human resource provider business of the ESD and operated the three as if one corporation. The U.S. Drug Registration Statement is not yet effective and, accordingly, no offer has been made to the minority stockholders of U.S. Drug. As indicated below, in May and June, 1997, the SAT Board began to re-evaluate the means of financing U.S. Drug because of the estimated increased costs and longer period to bring the product to market. In addition, taking into account the Company's limited resources, the SAT Board recognized that the Company would realize a more immediate return on the ESD and RSA Division's operations. SAT still intends to take U.S. Drug private, which, as indicated below, will facilitate the possibility of obtaining venture capital investments. There can be no assurance that any or all of these objectives will be achieved and, if achieved, during what time frame.

     The Company has not received any revenues from U.S. Drug because its products are still in the developmental stage. U.S. Drug is developing proprietary systems that test for alcohol and drug use, specifically the following five commonly used Drugs of Abuse: cocaine, opiates (heroin, morphine and codeine), phencyclidine hydrochloride (PCP), amphetamines (including methamphetamines), and tetrahydrocannabinol (THC, marijuana). Its line of products under development are based on its sub-license from SAT for Drug of Abuse detection utilizing the USN patent for flow immunosensor technology. U.S. Drug is developing its own proprietary "Immunoassay Chemistry" for these five drugs which work with the USN developed technology. U.S. Drug has received six FDA marketing approvals covering its Model 9000 Flow Immunoassay System and the attendant assays for each of the five Drugs of Abuse listed above, using urine as the test medium. However, additional development work would be required before the urine based testing product can be marketed. U.S. Drug, based on its review of these market conditions, decided to complete the assays for a saliva medium testing product first and, as a result, has produced no revenues through March 31, 1997. U.S. Drug has commenced research using saliva as a testing medium in connection with flow immunosensor technology and, assuming success in the remainder of the development program, currently expects to submit its five-panel screening assay to the Food and Drug Administration ("the FDA") in February 1999 at the earliest (compared with the prior estimate of December
1998). U.S. Drug will be able to market it in the United States for non-medical purposes, such as employment screening and screening by correctional and criminal justice agencies, and in Europe where no FDA approval is required, although U.S. Drug will not be able to commence marketing of the product in medical markets until FDA approval is obtained, which marketing should occur approximately five months to a year after that approval. There can be no assurance as to when the submission will be made to the FDA, if at all, as to when FDA approval will be given, if at all, or as to when marketing in either medical or non medical markets will commence. Management recognizes that, although FDA approval is not required for use of drug testing for non-medical purposes, such as described above, FDA approval of the product will assist U.S. Drug's marketing in the United States to such customers. Management anticipates that, assuming successful development of the product and submission to the FDA when currently anticipated product revenues will not be realized until the second quarter of 1999 at the earliest.

     An independent consulting firm engaged by SAT estimated that it would cost $18,400,000 from April 1, 1997 to complete the development of the saliva based drug testing product. SAT had previously reported the estimated (by U.S. Drug management) additional costs as between $10,000,000 and $12,000,000. Such estimates reflected both product development and manufacturing buildout costs, as well as general and administrative expenses. U.S. Drug will attempt to reduce such estimated costs by leasing rather than purchasing certain items, but there can be no assurance as to the extent, if any, that leasing will be a viable option. The consulting firm also estimated that the launching of the program may not occur until August 1999 at the earliest. However, the consultant's report confirmed U.S. Drug's managements' opinion that the product was developable and had market potential, especially with an added feature of the device also testing for alcohol. During the last six months of fiscal 1997, management sought financing from several investment banking firms or potential investors or a standby commitment from the firms with respect to a rights offering to the U.S. Drug stockholders, but has not received any favorable response, as opposed to an expression of interest by certain of these firms in financing SAT.

     SAT's management until now believed that the best "partner" for U.S. Drug was SAT, not only because it owned 67.0% (now 75.4%), but because of its related synergistic operations which also would allow the Company to operate while the development program proceeded and because SAT appeared to be the best source for funding. The increase in estimated costs and the further delay in the probable launch date has required SAT's management to re-evaluate the methods of financing and request the U.S. Drug management to seek financing in which SAT's securities are not offered. A probable source of such funding for a development stage company is investments by venture capital investors which would result in a substantial dilution of SAT's ownership percentage in U.S. Drug and, if the U.S. Drug Merger is not consummated, that of the U.S. Drug Minority Stockholders' interest. In addition, the SAT's management believes that a venture capital investor would prefer to invest in a privately-owned company with an initial public offering as the investor's exit strategy. Consummation of the U.S. Drug Merger would facilitate that possibility.

     Current SAT and U.S. Drug management have been of the opinion that use of one of the major pharmaceutical or medical diagnostic companies to assist in the product development as the stage of development risked giving confidential data to potential competitors that would not be fully protected by confidentiality and also could result in marketing rights demands that would later reduce the revenues to the Company assuming successful consummation of the development program. Current management also believed that a potential marketing partner could not be obtained on acceptable terms until there was a working prototype for the instrument and the disposable and certain preliminary clinical data is obtained. Current management does not believe that the prototype will be produced until April 1998 at the earliest and that, at that stage of development, the greater part of the expenses in development and manufacturing build-out expenses would already have been incurred, making it less beneficial to obtain a development partner at that time. Despite these reservations continuing, Management believes that the consulting firm's report may resolve the concerns of these major companies as to there being no prototype currently available and U.S. Drug may have to assume the risks of disclosing confidential data as the lesser evil than not to secure adequate financing. U.S. Drug's management will pursue this potential avenue of funding, but does not currently rate U.S. Drug's chances of succeeding as high as those with venture capital investors or some other equity investor. There can be no assurance that the attempts to obtain venture capital investments or a strategic partner for U.S. Drug will be successfully consummated, in which event a decision would have to be made as to whether SAT would seek the additional funds through sales of its own securities or U.S. Drug will have to suspend its development program until funds become available, as to which there can be no assurance. SAT's new investment bankers, L.H. Friend, Weinress, Frankson & Presson, Inc. and Sutro & Co., Inc., have advised SAT management that it would be difficult to finance both the proposed acquisitions for the ESD and the research and development program of U.S. Drug.

     To facilitate the possibility of U.S. Drug obtaining financing, SAT's Board has requested that U.S. Drug study the feasibility of terminating certain of the interlocking relationships between SAT and U.S. Drug such as (1) U.S. Drug building up a separate management team (Linda H. Masterson resigned as the President of SAT to become the Chief Executive Officer of U.S. Drug (she was already its President) and (2) seeking independent directors. There can be no assurance that these objectives will be achieved or, if achieved, that they will facilitate financing.

     U.S. Drug spent approximately $8,998,000 on operating expenses including research and development during the period from Inception, October 1992, through March 31, 1997.

     The following material contracts relate to the drug testing operations now conducted by the subsidiary:

          (a) On January 24, 1992, SAT and the USN entered into a ten-year non-assignable agreement granting SAT a partial exclusive patent license to products for drug testing in the United States and certain foreign countries. The license applies to the U.S. Government owned invention described in U.S. Patent Application Serial No. 07486024, "Flow Immunosensor Method and Apparatus" filed February 23, 1990. The technology covered by the patent application is designed to test and detect minute and large amounts of drugs contained in body fluids rapidly and efficiently. In November 1994, the license agreement was revised to provide for minimum annual royalties to be paid to the USN of $375,000 for 1995, $600,000 for 1996 and $1,000,000 for 1997 and thereafter. In June 1995, the license agreement with the USN was re-negotiated and amended to provide for minimum annual royalties to be paid to the USN of $100,000 per year commencing October 1, 1995 and terminating September 30, 2005. Additional royalties will be paid pursuant to a schedule based upon sales of products. By an amendment dated June 16, 1995, the term of the exclusive right under the License Agreement was extended to terminate ten years from June 27, 1995 and SAT has a nonexclusive right to use the technology thereafter for the balance of the patent term, unless the License Agreement is terminated sooner because of SAT's default. By letter dated May 15, 1995, the USN notified SAT that, because the expiration date of the USN patent had been extended to February 23, 2010 under the GATT/WTO treaty, the expiration date of the License Agreement was extended to February 23, 2010.

          (b) On April 16, 1992, SAT entered into a 12-month cooperative development research agreement ("CRDA") with the Naval Research Laboratory section of the USN to further develop the licensing technology of the "Flow Immunosensor".

          (c) Effective January 1993, SAT granted a sole and exclusive sublicense to U.S. Drug which assumed all of SAT's rights and obligations under the License Agreement. However, the USN refused to grant, as requested, a novation of the License Agreement so that the USN looks to SAT for performance thereunder. In the event of a default by U.S. Drug under its sublicense from SAT, all rights of U.S. Drug under the License Agreement would terminate and SAT as the licensee can continue to exercise all rights, and be subject to all obligations, thereunder without any claim by U.S. Drug. SAT simultaneously assigned to U.S. Drug all of its rights under the CRDA. SAT transferred all of its assets and intellectual property rights related to drug testing operations in exchange for 3,500,000 shares of the U.S. Drug Common Stock.

          (d) On April 1, 1993, SAT and U.S. Drug entered into a five-year management agreement (the "U.S. Drug Management Agreement") which obligated U.S. Drug to pay SAT $300,000 annually plus ten percent of its product sales in exchange for SAT's administrative management services, including management, administrative, accounting and other financial services and advice. In July 1993, the parties amended the U.S. Drug Management Agreement retroactive to April 1, 1993, changing U.S. Drug's annual management fee obligation to $420,000 plus three percent of its gross revenues. In March of 1997, the Management Agreement was again amended to a percentage of time and services agreement whereby certain SAT employees and facilities are allocated to U.S. Drug based on a percentage of usage. The allocation is estimated to be approximately $1,300,000. As the activity of U.S. Drug is increasing there has been a tremendous increase in time required by SAT employees and expanded use of leased space to satisfy U.S. Drug's needs. This new arrangement in the opinion of management more accurately reflects the current cost to U. S. Drug.

     Copies of the License Agreement (including all amendments), the cooperative research agreement with CRDA (and the assignment thereof to U. S. Drug), the sublicense (and the USN's consent thereto) and the U.S. Drug Management Agreement (including the amendment thereto) are filed (almost all by incorporation by reference) as exhibits to this Report and are incorporated herein by this reference.

     U.S. Drug has rights under two patents, in addition to its rights to use the USN patent under its sublicense from SAT. These patents are as follows:

          1. U.S. Patent No. 5,183,740, "Flow Immunosensor Method and Apparatus," issued on February 2, 1993. Unless extended, the Company's license under this patent expires on February 23, 2010. The Flow Immunosensor provides a method of detecting drugs of abuse or other target molecules by flowing a solution containing the analyte through the immunosensor. The technology relies on the displacement of fluorescent-labeled antigen from a solid phase immobilized antibody and measuring the released labeled antigen in the immunosensor effluent with a detection apparatus.

          2. U.S. Patent No. 5,354,654, "Lyophilized Ligand-Receptor Complexes for Assay and Sensors" issued on October 11, 1994. Unless extended, the Company's license under this patent expires on July 16, 2013. This patented process allows for the freeze-drying of ready-to-use immunoassay chemistry or reagents which is then indefinitely preserved.

GOOD IDEAS ENTERPRISES, INC.

     In June 1988, the predecessor of Good Ideas Enterprises, Inc. ("Good Ideas") began the manufacture and shipment of toys and in December 1992 was merged into Good Ideas. In February and April 1994, Good Ideas completed an initial public offering of Good Ideas Common Stock, which security trades in the over-the-counter market after being delisted from the Pacific Exchange effective January 1, 1997. As of May 31, 1997, SAT owned 2,400,000 of the 3,948,680 outstanding shares of the Good Ideas Common Stock or 60.8% thereof. On February 26, 1996, the SAT Board of Directors concluded that, because of the history of losses in Good Ideas and what they perceive to be the problems generally in the toy industry it would be difficult to make Good Ideas' operations profitable. The Board also concluded that the Company's best opportunity for maximizing revenue and securing profitable operations was to focus its resources on its operations which were synergistic with each other. For those reasons, the SAT Board authorized management to seek offers from prospective purchasers of Good Ideas. Subsequently, all operations were discontinued and Good Ideas is being held for sale or liquidation. Good Ideas has been retroactively reported in the Company's financial statements as a discontinued operation since March 31, 1995. At March 31, 1997, Good Ideas has written off all remaining inventory since no offer to purchase the inventory is outstanding and its liquidation value is questionable.

     Since July 1992, SAT had provided certain management and administrative services to Good Ideas. These services included management and financial advice; maintenance of financial books and records and preparation of financial statements, budgets, forecasts and cash flow projections; services relating to banking relationships; payment of accounts payable and payroll; collection of accounts receivable and credit analysis; order processing; import processing; cash management; and other miscellaneous services and advice. In view of the SAT Board's decision on February 26, 1996 to sell or liquidate Good Ideas (see the preceding paragraph), the Board suspended management fees to SAT retroactive to January 1, 1996. Accordingly, Good Ideas recorded no management fee expense in the last quarter of fiscal 1996 and all of fiscal 1997 and SAT recorded no income from management fees in the same period.

     SAT filed in April 1996, a Registration Statement on Form S-4, File No. 333-3734 (the "Good Ideas Registration Statement"), under the Securities Act to register shares of the SAT Common Stock to be issued to the minority stockholders of Good Ideas upon the consummation of a merger of Good Ideas with and into Good Ideas Acquisition Corp., a wholly-owned subsidiary of SAT. The Good Ideas Registration Statement is not yet effective and, accordingly, no offer has been made to the minority stockholders of Good Ideas.

ALCONET, INC.

     In March 1995, SAT acquired 100% of the issued and outstanding common stock of Alconet, Inc. ("Alconet") and all the membership interests of Dakotanet, L.L.C. As consideration, SAT issued 782,321 shares of the SAT Common Stock registered under the Securities Act as Acquisition Shares in the January 1992 Registration Statement and valued at $1,564,642. The acquisitions have been accounted for as a purchase in the financial statements of the Company. A copy of the Stock Purchase Agreement relating to the Alconet acquisition is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference. In March 1996, SAT settled a dispute with two officers of Alconet for an aggregate payment of $250,000 and the assignment of certain software to one of the officers, both of whom then resigned. Alconet was engaged in the computer software/networking business. SAT has closed the Alconet operation as of March 31, 1997.

U.S. RUBBER RECYCLING, INC.

     In November 1992, SAT purchased all the assets of Adflo International, Inc. for its then newly formed wholly-owned subsidiary, U.S. Rubber Recycling, Inc. ("USRR"), which then began to manufacture floor covering products for office and industrial use from used truck and bus tires. These tires were delivered to USRR's then Rancho Cucamonga plant and to an off-site storage facility, where they were recycled by splitting and cutting the tires and reassembling the recycled parts into finished products. Sales were made nationwide through manufacturer's representatives and distributors. All manufacturing was performed in the Rancho Cucamonga facility.

     On April 30, 1996, USRR sold substantially all of its assets to an unaffiliated buyer for $450,000, $150,000 of which was paid at the closing and the balance by the delivery of a $300,000 promissory note. The purchaser also paid approximately $80,000 in accounts payable of USRR and assumed certain other liabilities, including USRR's lease. The sale resulted in a loss of approximately $132,000. The promissory note is payable in six annual installments of $50,000, together with interest at a rate of 7% per annum. In addition to the annual installments, the promissory note will be prepaid in an amount equal to 12-1/2% of the buyer's annual gross sales of USRR products in excess of $1,400,000. The promissory note is secured by a first priority security interest in all of the buyer's assets. USRR required to agree, however, to subordinate its security interest to up to $1,000,000 of institutional financing for the buyer. USRR has been presented under the caption of "Discontinued Operations" in the accompanying financial statements. See Item 8 to this Report.

     Copies of the Asset Acquisition Agreement relating to the acquisition of assets by USSR and of the Asset Purchase Agreement relating to the sale of USRR assets are filed (by incorporation by reference) as exhibits to this Report and are incorporated herein by this reference.

OTHER SUBSIDIARIES

     As of May 31, 1997, the only other subsidiaries of SAT were Good Ideas Acquisition Corp. and U.S. Drug Acquisition Corp., both of which are inactive and which were incorporated solely for the purpose of the taking private transactions relating to Good Ideas and U.S. Drug, respectively.

COMPETITION

  (1) Employment Services Division

     The competition from single source providers which the ESD currently encounters is primarily from smaller local and regional companies. To management's knowledge, currently there is no single source provider on a national level, which is what the ESD hopes to achieve. The ESD has entered into two national contracts as of June 30, 1997 and is actively pursuing others. However, Lab Corp., through Med-Express, is currently offering background screening services to corporations on a limited basis. Although, the ESD has experienced personnel in both the drug testing and investigative arena, there can be no assurance that the ESD will become successful in marketing its services as a single source provider on a national level. In addition, the ESD will face competition from other companies which provide each of these services separately such as the companies mentioned in the succeeding subsections of this section "Competition" under this caption "Business of the Company" as it relates to substance abuse testing providers (including the laboratories which are vendors to the ESD), and local or regional investigative firms or private investigators (including vendors to the ESD) as it relates to background investigative services. Assuming that the combined RSA Division/ESD operations achieve national status as a single source provider, there can be no assurance that existing or new companies will not enter the national marketplace to compete with the combined RSA Division/ESD operations.

  (2) Alcohol Testing

     The substance abuse detection equipment industry is highly competitive. SAT competes with small companies which also offer alcohol testing equipment such as CMI Inc., Intoximeters, Inc. and Lifeloc, Inc. Although all of these competitors are believed currently to have greater revenues than SAT from sales of alcohol testing devices, management is of the opinion that only CMI, Inc., which is a subsidiary of MPD Inc., may have greater financial resources than SAT. In addition, several companies, offer an on-site screening saliva based alcohol test. Hoffman-LaRoche, Inc. ("Roche") has, and several of these companies may have, greater revenues and financial resources than the Company. Although SAT believes that its product and service quality, combined with its experienced personnel, will offer it a competitive edge in marketing its products and services, there can be no assurance that SAT will be able to compete successfully with larger companies which have greater financial resources available to them to develop and offer an array of substance abuse detection products, nor is there any assurance that other companies will not enter the marketplace and present additional competition for SAT and its products.

  (3) Drug Testing

     The Company has not received any revenues from U.S. Drug because its products are still in the developmental stage. U.S. Drug had previously been developing two products which screen for the presence of drugs of abuse, one which utilizes flow immunosensor technology with urine samples as a medium of testing and another which utilizes flow immunosensor technology with saliva samples as a medium of testing. Only the saliva sampling system is currently being developed. The technology in development will specifically test for alcohol and five commonly used drugs of abuse: cocaine, opiates (heroin, morphine and codeine), phencyclidine (PCP), amphetamines (including methamphetamine) and tetrahydrocannabinol (THC, marijuana). When the drug testing product is developed, as to which there can be no assurance, U.S. Drug will compete with many of the companies of varying size that already exist or may be founded in the future which utilize urine samples as a medium of testing. U.S. Drug will face competition from at least eight major companies providing substance abuse screening methods: (1) enzyme-multiplied immunoassay technique
(EMIT) manufactured and distributed by Syva, a division of Behring Diagnostics;
(2) radioimmunoassay (RIA) manufactured and distributed by Roche and others; (3) thin layer chromatography (TLC) manufactured and distributed by Marion Laboratories, Inc.("Marion"); (4) a fluorescence polarization immunoassay (FPIA) manufactured by Abbott Laboratories, Inc.("Abbott"), and other immunoassay tests provided by (5) Editek, Inc. ("Editek"); (6) Hycor Biomedical, Inc. ("Hycor");
(7) Princeton Biotech, Inc. ("Princeton"), and (8) BioSite, Inc. ("BioSite"). Almost all of these companies (i.e., Syva, Roche, Marion, Abbott, Editek, Hycor, Princeton and BioSite) have substantially greater financial resources available to them than does the Company to develop and to market their products.

     Management believes that saliva sample testing is unique in that, to management's knowledge, no company is currently offering a drug of abuse detection method using saliva samples as a medium on an "on-site" basis. However, U.S. Drug has been advised that such a product is under development by two or more companies and, accordingly, there can be no assurance that such a product will not be offered by a competitor. In addition, even if no such product is developed, U.S. Drug anticipates, as indicated above, competition from other substance abuse detection methods such as Syva's EMIT, Roche's RIA, Marion's TLC, Abbott's FPIA methods, and other immunoassay tests provided by Editek, Hycor, Princeton and Biosite. U.S. Drug's market research to date has indicated a greater market potential for a saliva sample portable testing instrument for use in detecting drugs of abuse by law enforcement agencies, correctional facilities, hospitals and other medical facilities than a urine sample instrument. However, because of the expected limited life cycle of a saliva specimen, the use of this product in other potential markets may be limited.

RESEARCH AND DEVELOPMENT

     During fiscal 1997 the Company spent approximately $1,787,000 on research and development, including approximately $1,735,000 expended on development of the drug testing technology of U.S. Drug. During the fiscal year ended March 31, 1996 ("fiscal 1996"), the Company spent approximately $1,006,000 on research and development, including $949,000 expended on development of the drug testing technology of U.S. Drug. In the fiscal year ended March 31, 1995 ("fiscal 1995"), the Company spent approximately $1,249,000 on research and development, including $886,000 expended on development of the technology of U.S. Drug.

PATENTS AND TRADEMARKS

     U.S. Drug has rights under two patents, in addition to its rights to use the USN patent under its sublicense from SAT. SAT (including its operating divisions) and its other subsidiaries currently have no patents on the other products of the Company. The term of the USN patent is set forth in the section "U.S. Drug Testing, Inc." under this caption "Business of the Company" and the terms of the U.S. Drug patents are 17 years from the date of issuance as set forth in that section, subject to renewal. Termination of the Licensing Agreement for the USN patent, which would occur only on a default by SAT or an invalidation of the USN patent, would end the Company's rights to develop drug testing products. Termination of the other patents or licenses to use the same would require SAT to make changes to its products which could further delay the development and marketing thereof.

     The Company has obtained tradenames for its major products. The following are the registered trademarks of the Company and have been published by the U.S. Patent and Trademark Office (the "PTO"): Alco-Equilibrator(TM), Sobriety Checkpoint(TM), ABT(TM), Alco-Analyzer(TM), Final Call(TM), Alco-Equilbrator(TM) and Drug Won't Work Here(TM). On April 12, 1995, the Company abandoned the following trademarks: Mobile Alcohol Collection, MACS, Alco-Report; Alco-Breath Tubes, Alco-Link and Alco-Simulator. The Company also has trademark applications pending with the PTO for AlcoProof(TM) and Substance Abuse Technologies(TM).

Good Ideas has registered the trademarks Good Ideas(TM) and Big Bill's Bric Builders(TM)and the same are published by the PTO. The Company believes these tradenames afford adequate protection.

     However, there can be no assurance that infringement claims will not be asserted against the Company in the future.

LIABILITY INSURANCE

     SAT maintains liability insurance of $1,000,000, together with an umbrella policy providing coverage of $3,000,000, to protect the Company against legal actions related to injury resulting from product failure, whether such product is offered by SAT or a subsidiary thereof.

EMPLOYEES

     As of March 31, 1997, the Company had 74 full time employees other than its officers, 17 engaged in, research development of the 10 in sales, and 47 in clerical administrative jobs. The Company has no collective bargaining agreement with its employees.

ITEM 2.  DESCRIPTION OF PROPERTY

     Effective August 1, 1996, SAT subleased approximately 8,500 square feet of office space in Fort Lauderdale Florida, under a lease expiring November 30, 2001 which lease grants the tenant a right to renew for an additional five-year term. The space is being used for the RSA Division and the ESD. ProActive occupied approximately 1,640 square feet of office space in Savannah, Georgia under a lease expiring January 2, 1999. ProActive has subleased such office space and remains liable in the event of a default by the sublease. SAT has assumed such liability as a result of the merger of ProActive into SAT.

     SAT occupies approximately 19,500 square feet of office and factory facilities in Rancho Cucamonga, California under a lease expiring January 31, 2002 (as a result of a renewal). The premises are shared with its subsidiary U.S. Drug. This lease includes an option of extending its terms for another consecutive five-year term. The former Alconet subsidiary occupied approximately 1,200 square feet of office space in Bismarck, North Dakota under a lease which, would have expired March 31, 1997 and has been canceled.

     Copies of the leases for the Fort Lauderdale and Rancho Cucamonga premises are filed (by incorporation by reference) as exhibits to this Report and are incorporated herein by this reference.

     In addition to rent, the leases provide for payment of real estate taxes and other occupancy costs. For information as to the aggregate rentals paid during the past three fiscal years and anticipated to be paid in the ensuing five fiscal years, see Note 12 to the Company's Financial Statements elsewhere in this Report.

     Management is of the opinion that the leased facilities in Fort Lauderdale are not adequate for the Company for its planned expansion of the ESD and acquisition strategy. SAT is, therefore negotiating to sublease approximately 4,000 additional square feet in an adjacent building to its current Fort Lauderdale office. The space in California is adequate for its current use; however, if U.S. Drug successfully completes development of its product, U.S. Drug will require an additional 20,000 square feet of space for manufacturing.

ITEM 3.  LEGAL MATTERS

     The Company is not a party to any material litigation and is not aware of any pending litigation that could have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET DATA FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET DATA

     Between January 2, 1992 and October 23, 1996, the SAT Common Stock traded on the American Stock Exchange under the symbol "AAA." Effective October 26, 1996, the SAT Common Stock traded under the symbol "SAU." The following table sets forth the high and low sales prices for the shares of the SAT Common Stock during the periods indicated:

                                                               HIGH        LOW
                                                              -------    -------
Fiscal 1996
  Quarter Ended
  June 30, 1995.............................................  $2.1875    $1.625
  September 30, 1995........................................  $2.9375    $1.875
  December 31, 1995.........................................  $2.25      $1.875
  March 31, 1996............................................  $3.375     $1.8125

Fiscal 1997
  Quarter Ended
  June 30, 1996.............................................  $3.625     $2.3125
  September 30, 1996........................................  $3.00      $1.75
  December 31, 1996.........................................  $2.3125    $1.375
  March 31, 1997............................................  $1.4375    $1.375

     On July 11, 1997, the closing sales price of the SAT Common Stock was $1.00 per share.

HOLDERS

     The holders of record of the SAT Common Stock on June 30, 1997 were 982 and SAT estimates, based on the number of proxies mailed in connection with the two Annual Meetings of Stockholders held in February and October 1996, that it has approximately 8,200 stockholders, including holders in street name.

EXCHANGE LISTING

     SAT's stockholders' equity as of March 31, 1997 was a negative $596,484 and it has sustained losses since its incorporation, accordingly not meeting the American Stock Exchange requirements that a listed company have stockholders' equity of not less than $4,000,000 if it has sustained losses from continuing operations in three of its four most recent fiscal years. This is a financial condition that would normally cause the American Stock Exchange to consider delisting a listed company's securities. SAT is seeking equity financing to meet the stockholders' equity requirement and will file a Current Report on Form 8-K with a pro forma balance sheet showing compliance upon consummation of same. However, there can be no assurance that SAT will obtain such equity financing or that it will prevent delisting.

     If the SAT Common Stock is delisted, it will become subject to Rule 15g-9 promulgated under the Exchange Act, which Rule imposes additional sales practices requirements on a broker-dealer which sells Rule 15g-9 securities to persons other than the broker-dealer's established customers and institutional accredited investors (as such term is defined in Rule 501(a) under the Securities Act). For transactions covered under Rule 15g-9, the broker-dealer must make a suitability determination of the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. In addition, broker-dealers, particularly if they are market makers in the SAT Common Stock, have to comply with the disclosure requirements of Rules 15g-2, 15g-3, 15g-4, 15g-5 and 15g-6 under the Exchange Act unless the transaction is exempt under Rule 15g-1. Consequently, Rule 15g-9 and these other Rules may adversely affect the ability of broker-dealers to sell or to make markets in the SAT Common Stock.

DIVIDENDS

     No dividends on the SAT Common Stock have been declared by SAT's Board of Directors through March 31, 1997 and, in view of the Company's cash requirements, its history of operational losses and restrictions in its outstanding Convertible Notes, Convertible Debentures and shares of Preferred Stock, SAT's Board of Directors has no current intention to declare or pay dividends on the SAT Common Stock in the foreseeable future. Dividends on the Class A Preferred Stock are payable semi-annually cumulative from December 17, 1990 and all dividends have been paid timely. Dividends on the Class B Preferred Stock are also payable semi-annually, but they first began to accrue on 62,500 shares on May 8, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data are derived from the consolidated financial statements of the Company. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements, related notes and other financial information included herein.

SELECTED CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                              FISCAL YEAR ENDED MARCH 31,
                                         ----------------------------------------------------------------------
                                             1997           1996          1995           1994          1993
                                         ------------   ------------   -----------   ------------   -----------
Continuing Operations:
  Net Sales............................  $  2,723,805   $  1,165,661   $ 1,695,215   $    442,728   $   611,739
Costs and Expenses:
  Cost of Sales (Exclusive of
    Depreciation Shown Below)..........     1,993,535      1,208,726     1,397,034        389,830       464,103
  Selling, General and Administrative
    Expenses (Exclusive of Depreciation
    (Shown below)......................     9,085,331      5,720,592     5,284,405      3,759,858     4,647,943
  Research and Development.............     1,787,213      1,005,832     1,248,962        947,811     1,067,381
  Depreciation and Amortization........     1,166,698      1,017,534       695,367        380,676       191,414
  Write off of cost in excess of net
    assets acquired....................       714,377             --            --             --
  Write off of assets associated with
    abandonment of breath alcohol and
    cost per test services.............     1,850,209             --            --             --
  Present value of future royalties....     1,100,000
  Loss From Settlement of Class Action
    Litigation.........................            --             --            --      4,600,000       652,625
  Loss From Settlement of Litigation...       416,421      1,137,914            --         50,000            --
                                         ------------   ------------   -----------   ------------   -----------
         Total Costs and Expenses......    18,113,784     10,090,598     8,625,768     10,128,175     7,023,466
                                         ------------   ------------   -----------   ------------   -----------
Loss From Operations...................   (15,389,979)    (8,924,937)   (6,930,553)    (9,685,447)   (6,411,727)
                                         ------------   ------------   -----------   ------------   -----------

Other (Expense) Income: net............      (306,415)       327,426      (545,206)      (474,775)   (1,211,888)
Loss Before Minority Interest in Net
  Loss (Income) of Subsidiaries........   (15,696,394)    (8,597,511)   (7,475,759)   (10,160,222)   (7,623,615)
Minority Interest in Net Loss (Income)
  of Subsidiaries, Net of Subsidiary
  Preferred Stock Dividends Paid.......       567,469        541,466       769,632        464,083      (360,477)
                                         ------------   ------------   -----------   ------------   -----------
Loss from Continuing Operations........   (15,128,925)    (8,056,045)   (6,706,127)    (9,696,139)   (7,623,615)
Discontinued Operations:
  Loss from Operations before Minority
    Interest...........................                   (1,545,457)     (857,575)      (242,451)     (173,118)
    Minority Interest in Net Loss......                      467,183       327,306       (127,445)     (200,520)
    Loss on Disposal, net of Minority
      Interest of $58,591 in 1997 and
      143,671 in 1996..................      (314,889)    (1,326,267)           --             --            --
                                         ------------   ------------   -----------   ------------   -----------
Loss from Discontinued Operations......      (314,889)    (2,404,541)     (530,269)      (369,896)     (373,638)
                                         ------------   ------------   -----------   ------------   -----------
Net Loss...............................  $(15,443,814)  $(10,460,586)  $(7,236,396)  $(10,066,036)  $(7,997,235)
                                         ============   ============   ===========   ============   ===========

Weighted Average Common Shares
  Outstanding..........................    35,327,631     29,834,502    25,691,674     22,027,068    12,317,743
Loss Applicable to Common Stock:
  Net Loss.............................  $(15,443,814)  $(10,460,586)  $(7,236,396)  $(10,066,035)  $(7,997,253)
  Preferred Stock Dividend -- Class
    "A"................................       (28,810)       (28,810)      (39,179)       (26,358)      (39,992)
  Preferred Stock Dividend -- Class
    "B"................................            --             --        (2,425)       (13,826)     (331,767)
                                         ------------   ------------   -----------   ------------   -----------
Loss Applicable to Common Stock........  $(15,472,624)  $(10,489,396)  $(7,278,000)  $(10,106,219)  $(8,369,012)
                                         ============   ============   ===========   ============   ===========
Loss Per Common Share:
  Loss from Continuing Operations......  $       (.43)  $       (.27)  $      (.26)  $       (.44)  $      (.65)
  Loss from Discontinued Operations....          (.01)          (.08)         (.02)          (.02)         (.03)
                                         ------------   ------------   -----------   ------------   -----------
Net Loss...............................  $       (.44)  $       (.35)  $      (.28)  $       (.46)  $      (.68)
                                         ============   ============   ===========   ============   ===========

SELECTED CONSOLIDATED BALANCE SHEET DATA:

                                                 1997          1996         1995          1994          1993
                                              -----------   ----------   -----------   -----------   ----------
Working Capital (Deficiency)................  $(1,381,892)  $1,685,583   $ 4,634,665   $ 7,459,655   $3,172,817
                                              ===========   ==========   ===========   ===========   ==========
Total Assets................................  $ 8,153,720   $6,535,840   $14,097,548   $16,848,733   $6,300,602
                                              ===========   ==========   ===========   ===========   ==========

Long-Term Debt
  Less Current Portion......................  $ 4,144,110   $   32,935   $    79,008   $    81,521   $    2,886
                                              ===========   ==========   ===========   ===========   ==========
Minority Interest...........................  $   845,349   $1,478,508   $ 2,723,502   $ 3,705,120   $3,676,068
                                              ===========   ==========   ===========   ===========   ==========
Stockholders (Deficit) Equity...............  $  (596,484)  $4,032,330   $ 7,693,942   $ 6,844,375   $1,482,943
                                              ===========   ==========   ===========   ===========   ==========

                                    PART III

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NECESSITY FOR OPERATIONAL CHANGES

     In February 1996, the SAT Board of Directors reached the conclusion, after months of debate and study, that, in order to make an effort to eliminate the Company's history of declining revenues and increasing operational losses, the Company should concentrate its future operations on three operations which the Board considered to be synergistic: its existing alcohol testing products, its drug testing products which were still in the development stage and its human resource provider business which it had launched in September 1995. To facilitate this change in business focus, the SAT Board initiated a program to sell the Company's unrelated business of manufacturing floor covering products from used bus and truck tires (the assets of USRR were sold in April 1996) and the toy business of Good Ideas. In making its decision to divest these two subsidiaries, the SAT Board recognized that the Company would eliminate operations which had produced 79.9% of the Company's revenues in fiscal 1995 and 67.3% in fiscal 1996, which loss would have to be offset by a growth in the human resource provider and alcohol testing products operations because revenues from drug testing products were then considered to be at least 18 to 24 months off in the future, assuming a successful completion of the product development program, as to which there could be no assurance. In May 1996, SAT acquired RSA, thus adding to the Company's synergistic operations RSA's capabilities as a provider of substance abuse testing/ background screening manuals and a consultant on programs relating to alcohol and drug abuse.

     The SAT Board also caused the filing of the U.S. Drug and Good Ideas Registration Statements in May 1996 and April 1996, respectively, to take U.S. Drug and Good Ideas private, the first as part of the program to unify the synergistic operations into one corporate entity operating through divisions and the second as part of the program to phase out of non-synergistic operations. In both areas, the SAT Board believed that the minority stockholders of the two public subsidiaries would benefit more by being stockholders of SAT. See the sections "Effect of Merger-U.S. Drug" and "Effect of Merger-Good Ideas" under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In May and June 1997 the SAT Board, delayed in its plans to take the two subsidiaries private, and after consulting with its new investment bankers as to the potential sources of financing available to the Company, the SAT Board felt compelled to review the Company's operational strategy in light of the 15 months which had elapsed since February 1996. The SAT Board also considered the limited resources available to the Company absent new significant financing.

     First, the human resource provider business of the Employer Services Division (formerly ProActive) seemed, in the opinion of SAT management, to be the most promising operation for potential immediate significant revenues and profitability. This operation had started slowly, but with the changes in management in the Division over the past 15 months, the installation in July of a new computer system to manage more effectively the customer data and the engagement of an effective sales staff and other qualified personnel, this

Division has begun to produce multi-million dollar (on an annualized basis) contracts. Because it takes three to six months, depending on the size of the customer's requirements, to install at the customer the necessary procedures, there is a gap between contract signing and the customer beginning to pay SAT's charges. Accordingly, revenues from this source have not as yet been reflected in any material amount in the Company's financial statements. Nevertheless, the growth potential of this Division became obvious to SAT's management. Also during this period SAT had to incur the marketing and other build-up expenses to launch the program. The SAT management also ascertained that the growth rate could be accelerated by making acquisitions of appropriate third party administrator ("TPA") companies, the first of which is expected to be consummated in late summer of 1997 adding over $7,000,000 in annualized revenues. See the section "Acquisition Strategy for Human Resource Provider Business" under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In its review of the Robert Stutman & Associates Consulting Division (formerly RSA), the SAT Board concluded that this Division gave added support to the Employer Services Division that made it unique in the industry, as well as being a revenue producer on its own and, now operates on a profitable basis. Depending on future developments with respect to the Alcohol Testing Products Division and U.S. Drug's product development program, this Division can be a potential source of business for these operations.

     Second, the alcohol testing products business now conducted by the Alcohol Testing Products Division of SAT, which was SAT's original business, did not develop, primarily as a result of a DOT change in alcohol testing requirements, discussed in Part 1, Item 1 "Business of the Company". The contracts with two major testing laboratories entered into by former management with charges based on a per test basis had produced losses as well as collection problems. Although current management has terminated these agreements and collections have improved, the Division has revised its marketing program entirely, the Division abandoned future marketing of the Alcohol-Breath Tubes (the "ABTs") and only the AlcoProof System -- the rights to which were acquired in 1997 -- and an alcohol breath testing confirmation device (formerly known as MACS) remain as the viable products to be marketed in the future. See the section "Results of Operations" under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the sections "Alcohol Products Division" under the caption "Business of the Company." SAT's management will continue to evaluate the operations of this Division on a periodic basis.

     The saliva based drug testing product is still in the development stage -- a prototype now is not expected until April 1998 at the earliest and submission to the FDA not expected by U.S. Drug management until, at the earliest, February 1999 U.S. Drug's management had estimated that it would take an additional $10,000,000 to $12,000,000 to bring the product to market, assuming that the development program is successfully completed, as to which there can be no assurance. An independent consulting firm engaged by SAT estimated in June 1997 that the product launch date is August 1999 and not December 1998 as previously announced by SAT and that the cost to produce the product from April 1, 1997 could be approximately $18,400,000. The added delay in the launching of the drug testing product and the increased project costs required the SAT Board to ascertain (1) whether the drug testing product-development program should be continued and (2), if the answer is in the affirmative, whether SAT can continue to fund U.S. Drug. The SAT Board concluded, based on the consultant's review and internal management's recommendation, that the product could be developed and still has the potential for being a major revenue producer, especially with an added alcohol testing capability, provided that the program could be adequately financed. Therefore, the Company has taken the following actions to provide a base for continued development of its products. (1) U.S. Drug management has, been requested to re-explore the possibilities of securing financing for U.S. Drug without SAT being a party thereto (i.e., through sale of SAT securities), with venture capital investments currently appearing to be the most likely source for U.S. Drug to secure financing on a long-term basis. Investments by venture capital investors would likely reduce SAT's ownership to an amount below 50%, which is one of the reasons SAT's Board has not favored considering this approach until now because of the potential benefits to SAT if the drug testing product is successfully developed. SAT management still considers taking U.S. Drug private an appropriate step to take. (2) The Company has agreed to continue to fund U.S. Drug as needed. In addition, SAT will seek funding and use some of the cash raised to purchase U.S. Drug common stock. The Board of Directors also authorized the purchase of 2,000,000 shares of the U.S.

Drug Common Stock for $2,500,000 however such potential investment has been delayed pending additional financing by SAT. (3) The company purchased 1,768,202 shares of U.S. Drug Common Stock in lieu of payment of debt owed to SAT. (4) To focus management on the Drug research, the SAT Board accepted the resignation of Linda Masterson as President of SAT so she could accept the position of C.E.O. of U.S. Drug Testing. See "Effect of Merger -- U.S. Drug" under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Lastly, the SAT Board has concluded that the revenues of the Biochemical Toxicology Laboratories ("BioTox") Division can be increased if certification is obtained from NIDA and that this Division can be a valuable support to the other operational units of the Company; however, the latter use is still under study.

ACQUISITION STRATEGY FOR HUMAN RESOURCE PROVIDER BUSINESS

     The Employer Services Division provides single source services to assist corporations in their hiring practices ranging from substance abuse testing and background screening to total program management. Until recently this Division has been attempting to build the business only by acquiring major customers through its sales force. The Division has been dependent on the major laboratories for its drug testing services, thereby risking increased costs if these laboratories increased their charges to SAT. Installing the programs at a customer site, depending on the customer's requirements, may take from three to six months and, accordingly, there is a gap between the customer signing and the customer beginning to pay for these services. As a result, the Division's revenues were not significant in fiscal 1997, despite the number of significant new users signed to contracts.

     The third party administration of testing for substances of abuse as a part of human resources management represents a fragmented industry. SAT's management believes that its management team and unique selling approach will be able to consolidate many of the competitors through acquisition. For the most part, many of the businesses targeted by SAT have evolved into this type of business as an adjunct to another area of expertise. As a result, management believes the TPA business portion of their businesses are not necessarily profitable. Although there can be no assurance, SAT management believes that the Employer Services Division can successfully consolidate these companies and, by using economics of scale, SAT's own resources and unique expertise in this area, coupled with the services of the Robert Stutman & Associates Consulting Division, attain profitability and, as a result, SAT would become a major influence in the area of third party administration of substance abuse testing, background checking and other similar human resource requirements.

     SAT's two investment bankers have advised SAT management that, to the extent the contemplated acquisition program requires cash as the medium for the purchase prices, as contrasted with use of the SAT Common Stock for the target companies, investors would be interested in financing these acquisitions. They have especially noted the ability of the Company to become profitable at any earlier date as a result of this program without giving effect to the operations of U.S. Drug. There can, of course, be no assurance as to the availability of this financing, as to SAT effecting the acquisitions or as to the profitability of the Company.

     The contemplated acquisition of the assets of the Datamed International division of Global Med Technologies, Inc. ("Global Med"), assuming Global Med obtains its shareholders' approval in August, will not only bring SAT over $7,000,000 (on an annualized basis) in new revenues, but will also result in an arrangement with National Medical Review Offices, Inc. ("NMRO"), a major provider of medical review officer ("MRO") services This arrangement will result in the Employer Services Division having lower costs for its MRO services, and be a strong incentive for future customers to engage the services of the Employer Service Division.

EFFECT OF MERGER -- U.S. DRUG

     During May 1996, SAT filed the U.S. Drug Registration Statement to solicit the consents of the minority stockholders of U.S. Drug to a merger of U.S. Drug with and into a wholly-owned subsidiary of SAT (the "U.S. Drug Merger") and to register under the Securities Act the shares of the SAT Common Stock to be issued to the minority stockholders of U.S. Drug if the U.S. Drug Merger is consummated. Based upon Amendment No. 2 to the U.S. Drug Registration Statement filed on April 21, 1997, SAT would offer 1.62 shares of the SAT Common Stock for each share of the U.S. Drug Common Stock or an aggregate of 2,789,478 shares of the SAT Common Stock for the 1,721,900 shares of the U.S. Drug Common Stock held by the U.S. Drug minority stockholders. SAT delayed filing Amendment No. 3 in order to receive comments from the Staff of the Securities and Exchange Commission as to Amendment No. 2 and to include, because of the delay in receiving comments, the audited financial statements for fiscal 1997 for the Company and U.S. Drug. SAT has been advised that upon such filing the Staff will issue its comments on SAT's filings. The effects of the U.S. Drug Merger are discussed below.

     The latest estimates, both external and internal, which SAT management has are that, to complete the development of a saliva based drug testing product, will require incremental costs ranging from $15,000,000 to $18,400,000 and that the product is not expected to be launched until some date in the first quarter of 1999 (internal estimate) or August 1999 (external estimate). This contrasts with SAT's previous and publicly announced incremental costs (from April 1, 1997) of $10,000,000 to $12,000,000 and a launch date of December 1998. A consultant's report in June 1997 confirmed U.S. Drug's management's opinion that the product could be developed and had market potential, especially with an added feature of the device also testing for alcohol.

     SAT's management until now believed that the best "partner" for U.S. Drug was SAT, not only because it owned 67.0% (now 75.4%), but because of its related synergistic operations which also would allow the Company to operate while the development program proceeded and because SAT appeared to be the best source for funding. The increase in estimated costs and the further delay in the probable launch date has required SAT management to re-evaluate the methods of financing and request the U.S. Drug management to seek financing in which SAT securities are not offered. A probable source of such funding for this development stage company is investments by venture capital investors which would result in a substantial dilution of SAT's ownership percentage in U.S. Drug and, if the U.S. Drug Merger is not consummated, that of the U.S. Drug minority stockholders' interests. In addition, SAT management believes that a venture capital investor would prefer to invest in a privately-owned company with an initial public offering as the investor's exit strategy. Consummation of the U.S. Drug Merger would facilitate that possibility.

     U.S. Drug's management has also been requested to explore the possibility of obtaining a strategic partner for U.S. Drug other than SAT. Current SAT and U.S. Drug management have been of the opinion that obtaining one of the major pharmaceutical or medical companies to assist in the product development at this stage of development risked giving confidential data to potential competitors that would not be fully protected by confidentiality agreements and also could result in marketing rights demands that would later reduce the revenues to the Company assuming successful consummation of the development program. Current management also believed that a potential marketing partner could not be obtained on acceptable terms until there was a working prototype for the instrument and the disposables and certain preliminary clinical data is obtained. Current management does not believe that the prototype will be produced until April 1998 at the earliest and that, at that stage of development, the greater part of the estimated development and manufacturing build-out expenses would already have been incurred, making it less beneficial to obtain a development partner at that time. Despite these reservations continuing, management believes that the consultant's report may resolve the concerns of these major companies as to there being no prototype available and that U.S. Drug may have to assume the risks of disclosing confidential data as the lesser evil than not to secure adequate financing. U.S. Drug's management will pursue this potential avenue of funding, but does not currently rate U.S. Drug's chances of succeeding as high as those with venture capital investors or some other equity investor. There can be no assurance that U.S. Drug will be successful in securing financing, whether through a venture capital investor or otherwise, in which event a decision would have to be made as to whether SAT would seek the additional funds through sales of its own securities or U.S. Drug will have to suspend its development program.

     If the U.S. Drug Merger is consummated on the currently proposed basis, SAT will record a non-recurring charge to income of approximately $3,800,000 as Incomplete Research and Development cost, representing the excess of the market value of the SAT Common Stock issued in the U.S. Drug Merger over the book value of the acquired minority investment in U.S. Drug. Nevertheless, for the reasons which SAT will give in the U.S. Drug Registration Statement, SAT still believes that the U.S. Drug Merger should be approved by the U.S. Drug minority stockholders. SAT may delay the filing of Amendment No. 3 in order to give the Staff of the Commission time to review the audited financial statements and to permit SAT to mail the proxy material for a Special Meeting of Stockholders to approve a proposed increase in the authorized shares of the SAT Common Stock. There can be no assurance as to when the U.S. Drug Registration Statement will be declared effective in view of the past delays.

EFFECT OF MERGER -- GOOD IDEAS

     During April 1996, SAT filed the Good Ideas Registration Statement to solicit the consents of the Good Ideas minority stockholders to a merger of a wholly-owned subsidiary of SAT with and into Good Ideas (the "Good Ideas Merger") and to register shares of the SAT Common Stock to be issued to the Good Ideas minority stockholders if the Good Ideas Merger is consummated. Amendment No. 2 to the Registration Statement filed on April 21, 1997 provided for an exchange offer of .36 of a share of the SAT Common Stock for each share of the Good Ideas Common Stock or an aggregate of 557,524 shares of the SAT Common Stock for the 1,548,680 shares held by the Good Ideas minority stockholders. SAT intends to file Amendment No. 3 to the Registration Statement, including the audited financial statements reported in this Report and in Good Ideas Annual Report, and then to seek to have such Registration Statement declared effective. SAT may delay the filing in order to give the Staff of the Commission time to review the audited financial statements and to permit mailing of proxy material for a Special Meeting of Stockholders to approve the proposed increase in authorized shares of the SAT Common Stock. There can be no assurance as to when the Good Ideas Registration Statement will be declared effective in view of the past delays.

     Because of problems which management believed were characteristic of the toy industry generally and Good Ideas' declining sales and increasing losses, the SAT Board of Directors concluded on February 26, 1996 that Good Ideas was not likely to reverse the trend of increasing losses during the next 12 months. The Board believed that, whether or not the Good Ideas Merger was consummated, the only way to improve operational results was to secure new toy products, whether through licensing arrangements or otherwise; however, this type of program, even if successful, as to which there could be no assurance, would require substantial cash investments, which was contrary to the Board's conclusion that the Company's best opportunity at maximizing revenues and securing profitability was by concentrating on its alcohol and drug testing and human resource provider operations as its core businesses. Accordingly, on February 26, 1996, the SAT Board authorized seeking a purchaser for Good Ideas. In addition, the SAT Board suspended management fees to SAT retroactive to January 1, 1996. The Company subsequently sold a portion of the Good Ideas assets and has written off the remaining un sold assets.. The SAT Board believes that liquidation of Good Ideas would be preferable than investing substantial additional funds in Good Ideas. As of March 31, 1997, SAT owed Good Ideas $2,032,455. The Good Ideas Merger would terminate SAT's obligation to repay such indebtedness.

     As indicated in the section "Necessity for Operational Changes" under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," the SAT Board still believes that the reasons for the Good Ideas Merger considered in February 1996 are still valid today.

LIQUIDITY AND CAPITAL RESOURCES

     Although the Company has a history of operating losses through March 31, 1997 and the Company has $1,382,000 in negative working capital, compared to a positive working capital in fiscal 1996 of $1,166,000, management believes that the Company will be able to provide cash resources to meet all of its operating requirements for the ensuing 12 months resulting from cost reduction actions as described below and assuming the Company is able to raise additional capital through the sale of common stock or issuance of additional long-term debt. In addition to the change in cash available, the negative working capital is largely attributable to approximately $500,000 additional reserve in accounts receivable, an inventory write off associated with the abandonment of the certain alcohol products and increased current liabilities

     Good Ideas and USRR have produced significant operating losses over the last several years. Both operations have been discontinued. USRR was sold April 30, 1996. Good Ideas' operations have been terminated. Both actions have substantially reduced the Company's cash requirements

     Management believes that cash flow from operations will increase in fiscal 1998 through the addition of the RSA revenues and by developing the ESD human resource business, both of which experienced significant growth in fiscal 1997. Because of the increasing success in attracting customers to the these divisions, management has decided to focus the majority of it's effort's into this portion of it's business. The company believes this strategy will provide the most effective use of it's resources. (see "Acquisition Strategy for Human Resources Provider" above). The company believes both the ESD and RSA divisions will be cash positive by the end of the fiscal year without acquisitions. With acquisitions the Company believes these divisions can begin to generate enough cash to fuel additional growth.

     The Company engaged the services of an independent research firm to determine the feasibility as to saliva based testing product by U.S. Drug. The study, completed in June 1997, indicates further development is desirable. The estimated cost to develop the product, from April 1, 1997, is $18,400,000. The Company will seek a joint venture marketing partner to help in the development program, which while reducing current expenditures, would also reduce future revenues to the extent marketing rights are demanded by such "development partner." As described above, the Company has decided to substantially focus on the RSA/ESD business and the acquisition strategy associated with that decision. Additionally, there will be limited cash reserves to both fund SAT operations and a research and development operation.

     In May 1997, the Company consummated a Convertible Debenture and Preferred Stock Purchase Agreement. The Company issued and sold to an investor a convertible debenture in the principal amount of $750,000 and 62,500 shares of Class "B" preferred stock for $4.00 per share. The aggregate Purchase price for the debentures and the common stock was $1,000,000.

     On July 3 and July 7, 1997, the Company issued notes totaling $625,000 to a director of the Company. The terms of the notes provided that, in addition to the principal, the Company would pay to the director an additional $175,000 plus issue shares of common stock with a market value of $50,000.

     Between April 1, 1996 and June 5, 1996, warrants and options were exercised to purchase 2,353,449 shares of the SAT Common Stock generating $4,242,000 in cash. Outstanding unexercised SAT Common Stock purchase warrants as of March 1997 could generate approximately $15,348,000 of new capital to the Company. Outstanding stock options could generate proceeds of approximately $1,040,000 if exercised. SAT will have to update or file registration statements under the Securities Act to make these exercises more attractive to the holders. There can be no assurance that any of the remaining warrants or options will be exercised.

     In the event that the Company is unable to generate sufficient cash flow from operations or from sources other than those described above, then the Company may have to provide for additional reductions in operating costs, including eliminating funding for U.S. Drug research and development. This will not only result in less cash from operations currently, but also delay future revenue growth. In such event the market price of the SAT Common Stock is likely to drop, not only discouraging the future exercises of the SAT Common Stock purchase warrants and the stock options and possibly discouraging potential new investors, but also increasing the risk that a current investor in SAT may lose the value of their investment.

CHANGES IN FINANCIAL CONDITION

OPERATING CASH FLOWS

     Net loss for the Company was $15,444,000 for fiscal year 1997 of which $7,051,000 was the result of non cash items compared to a net loss of $10,461,00 in fiscal 1996 of which $1,300,000 was non cash related. Cash used for operations was $7,376,000 in fiscal 1997 compared to $8,711,000 for fiscal 1996.

INVESTING CASH FLOWS

     Cash used in investing activities was $2,321,000 for fiscal 1997 primarily for the cash portion of the acquisition of Robert Stutman Association. In fiscal 1996 investing activities provided $3,376,000 primarily from the sale of marketable securities.

FINANCING CASH FLOWS

     Cash provided from financing activities was $9,092,000 during the fiscal 1997. The proceeds were the result of Warrants exercised amounting to $4,660,000 and sale of convertible debenture for net proceeds of $4,941,000. Cash from financing activities totaled $4,906,000 in fiscal 1996 primarily from the sale of common and preferred stock ($6,788,000) and loans ($1,000,000) offset by loan payments of $2,569,000.

     Cash resources for fiscal 1998 will be limited unless the Company is successful in raising cash from additional investors. The Company has engaged two investment bankers to help in the process of raising funds and the Company is optimistic that the effort will be successful but there can be no assurances of that success. The drug testing and background screening clients require an initial setup period and therefor each new client can take a number of months before contracted revenues are realized. In management's opinion, to meet the Company's commitments which include lease obligations, royalty obligations and development of products for at least the next 12 months additional investment will be required. The Company expects that ultimately revenue generated from the drug testing business will eventually provide enough working capital for the business. There are currently no unfunded commitments for capital expenditures.

RESULTS OF OPERATIONS

  FISCAL 1997 VS. FISCAL 1996

     Revenues from continuing operations for fiscal 1997 were $2,724,000, an increase of $1,558,000 or 134% from revenues of $1,166,000 reported for fiscal 1996. The revenue increase was primarily the result of the continued focus in the human resource provider business. The current fiscal year includes a full year of revenue from ProActive Synergies, Inc. (now referred to as "ESD" division) acquired in September of 1995 and revenue from Robert Stutman & Associates, Inc.,("RSA") acquired in May 1996. There was no revenue from RSA in fiscal 1996. Revenue increase from the Alcohol division contributed, to a lesser degree, to the increase in revenue year over year. The Alcohol division revenue was primarily generated during the first nine months of fiscal tear 1997 as a result of the early stages of the "cost per test" program. In December of 1996 the "cost per test" program was discontinued. (See Item 1 "Business of the Company" for further discussion).

     Cost of sales for the fiscal 1997 on continuing operations was 73.2% of revenue as compared to 103.7% of revenues for fiscal 1996. The improvement in cost of sales as a percentage of revenue in fiscal 1997 was primarily the result of the Alcohol division's de-emphasizing the costly cost per test business. The cost of sales as a percentage of revenue for products sold was 77.2% and for services was 71.4% in fiscal 1997 compared to 120.7% and 73.1% respectively for 1996.

     Selling, general and administrative ("S.G.&A") expenses were $9,085,000 for fiscal year ended March 31, 1997 compared to $5,721,000 for fiscal 1996, representing an increase of $3,364,000 or 58.8%. Primarily the increased expense in fiscal 1997 was the result of incurring consulting services in regard to investor relations activities and financial consulting services totaling $1,890,000 which were not incurred in 1996. These services were paid for in Common Stock Warrants. Additionally S.G.&A expenses associated with RSA and ProActive which expenses were not included for a full fiscal year 1996 also contributed to the increase in expenses year over year.

     Research and development expenses for fiscal year 1997 were $1,787,000 compared to $1,006,000 for fiscal 1996, an increase of $781,000 or 77.7%. Research and development expenses represent the increased activity in the development of the Saliva testing program associated with the subsidiary U.S. Drug. Increased personnel requirements and additional operating expenses to bring Saliva testing to the next stage of development, attributed to the increase.

     Loss from the settlement of litigation for fiscal 1996 included nonrecurring legal and other expenses in the amount of $888,000 which were incurred by SAT in connection with its settlement with the Committee of the consent solicitation litigation. Additionally, a non-recurring settlement of $250,000 was paid to two former owners of Alconet, Inc. relating to a dispute over the terms of their employment contracts. Fiscal 1997 included an accrual for a settlement and legal fees of $416,000 associated with the settlement for one of the Board members associated with a suit arising from actions concerning the results of consent solicitation. (See Note 12 Commitments and Contingencies for further discussion.

     Depreciation and amortization was $1,167,000 for fiscal year 1997 compared to $1,018,000 for fiscal 1996, representing an increase of $149,000 or 14.7%. The majority of SAT's alcohol testing machines were placed in testing sites in the fourth quarter of 1995, in connection with the cost per test agreements with major laboratories. The depreciation expense in both fiscal 1996 and 1997 associated with this equipment is the primary depreciation expense. In December 1996, the Company discontinued the "cost per test" program and wrote off all of the assets associated with the program.

     Write off of assets associated with the abandonment of breath alcohol and cost per test services in fiscal 1997 represents the write off of inventory and fixed assets associated with the "cost per test" program. A change in Department of Transportation alcohol testing requirements forced the Company's alcohol testing products to compete with less expensive alternatives. Therefore the anticipated market never materialized causing the write down of assets and inventory related to this market. Combined inventory and assets write off accounted for $1,850,000. The decision to abandon the breath alcohol and cost per test services also resulted in the write-off of costs in excess of net assets associated with Alconet of $714,000.

     The Company accrued a royalty payment due to the inventor of the Alcohol testing equipment. The amended royalty agreement required the Company to pay a base royalty of $120,000 per year for the life of the inventor. As a result of the Company's decision to cease the "cost per test" business, the royalty agreement has no future value to the company but the payments are required by the royalty agreement. Therefore the Company accrued $1,100,000, in fiscal 1997. The accrual was calculated based on the life expectancy of the inventor.

     The Company's operating loss of $15,128,000 for fiscal 1997 increased $7,098,000 or 87.8% over the $8,598,000 loss for fiscal 1996. The increased operating loss can be primarily attributed to losses associated with the abandonment of the alcohol testing business, expenses related to consulting services for three consultants, an accrual to cover settlement costs and legal fees associated expenses arising from a suit concerning a consent solicitation and legal fees associated with a settlement, write off of cost in excess of net assets associated with Alconet and lastly expenses included in fiscal 1997 for operations not included in fiscal 1996 Additionally, fiscal 1996 included a net gain of $302,000 on marketable securities and there was no such gain in 1997.

U.S. DRUG TESTING, INC. (SUBSTANCE ABUSE TESTING)

     During fiscal 1997, the Company continued as a development stage enterprise with no revenues. Selling, general and administrative expenses were $185,000 in fiscal 1997 compared to $417,000 in fiscal 1996 or a decrease of $232,000, primarily the result of lower travel, utility and telephone expenses. Research and development expenditures totaled $1,569,000 in fiscal 1997 compared to $851,000 in fiscal 1996 or an increase of $718,000. The increase is primarily the result of expanded personnel requirements and operating expenses to bring the saliva testing to the next phase of development. Costs include engineering and chemist consulting time as well as additional U.S. Drug full time employees. Management fees paid to SAT were $420,000 in both fiscal 1997 and fiscal 1996. For a description of the services rendered under the management agreement relating to these fees, see the section "Subsidiaries -- U.S. Drug Testing, Inc." in Item 1 to this Report. As of March 31, 1997, U.S. Drug did not anticipate generating revenues from product sales during fiscal 1998 and, accordingly, anticipated that operating losses would continue for at least a 12 to 24-month period.

     Net expenses for fiscal year 1997 were $1,970,000 compared to $1,641,000 for fiscal year 1996. The increase of $329,000 was primarily the result of additional people requirements. The costs include expenses for engineering and chemists consulting time and additional employees.

DISCONTINUED OPERATIONS

GOOD IDEAS ENTERPRISES, INC. (TOY)

     On February 26, 1996, the SAT Board determined to sell or liquidate Good Ideas, a conclusion concurred with by the Good Ideas Board. As a result of the above decision, the assets of Good Ideas are included in the consolidated balance sheet at management's estimate of liquidation value and the results of operations of Good Ideas are presented on a liquidation basis. As a result there was no Statement of Operations for fiscal 1997. The change in assets (liabilities) held for liquidation included a reserve for $2,032,000 for a note receivable due from SAT leaving a net deficit of $7,000

U.S. RUBBER RECYCLING, INC. (RECYCLED RUBBER PRODUCTS)

     The SAT Board, on February 26, 1996, concluded that the Company should concentrate on alcohol and drug testing and ESD's human resource provider operations as its core businesses and, accordingly, authorized seeking a purchaser for USRR. A sale of substantially all of the assets of USRR was consummated on April 30, 1996. The net loss for fiscal 1996 included a $88,000 loss on disposal of USRR's assets.

  FISCAL 1996 VS. FISCAL 1995

     Revenues from continuing operations for fiscal 1996 were $1,166,000, a decrease of $529,000 or 31.2% from revenues of $1,695,000 reported for fiscal 1995. Revenues from the sale of alcohol breath analyzing equipment decreased by $750,000, which decrease was attributable to an unusually high volume of alcohol breath analyzing machines sold in the third quarter of the prior year and a reduction in sales effort as the sales force was reassigned to the ESD startup. Sales of the Biotox division decreased $227,000, reflecting the end of a contract performing methadone tests. These decreases were offset by an increase in cost per test revenue from the alcohol breath analyzing equipment of $185,000, miscellaneous sales of supplies of $42,000 and revenues of $203,000 from Alconet, which was acquired March 31, 1995, and the human resource provider business which, while still in a start up mode, produced revenues of $18,000.

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

     Research and development expenses were $1,006,000 for fiscal 1996, representing a decrease of $243,000 or 19.5% from the expenses in the prior year. Research and development expenses in connection with SAT's alcohol testing machine decreased by $215,000 during fiscal 1996 from such expenses in the prior year, which decrease was attributable to the fact that the machines were placed in service in the fourth quarter of the prior year. U.S. Drug's research and development expenses decreased $35,000 as compared with such expenses in the prior year.

     Loss from the settlement of litigation for fiscal 1996 included nonrecurring legal and other expenses in the amount of $888,000 which were incurred by SAT in connection with its settlement with the Committee of the consent solicitation litigation. Additionally, a non-recurring settlement of $250,000 was paid to two former owners of Alconet, Inc. relating to a dispute over the terms of their employment contracts.

     Depreciation and amortization was $1,018,000 for fiscal 1996, representing an increase of $322,000 or 46.3% over depreciation and amortization in fiscal 1995, which increase was attributable primarily to depreciation on SAT's alcohol testing machines placed in testing sites in connection with the cost per test agreements with major laboratories. The majority of these machines were placed in service in the fourth quarter of fiscal 1995. These machines represented an increase in depreciation expense of $514,000 for fiscal 1996 as compared to the expense in the prior year based on a full year's depreciation in fiscal 1996.

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

U.S. DRUG TESTING, INC. (SUBSTANCE ABUSE TESTING)

     During fiscal 1996, the Company continued as a development stage enterprise with no revenues. Selling, general and administrative expenses were $417,000 in fiscal 1996 as compared with $850,000 in fiscal 1995 or a decrease of $433,000, resulting primarily from a $325,000 reduction in the royalty payments on the SAT license with the USN from $375,000 in fiscal 1995 to $50,000 in fiscal 1996. Other selling, general and administrative expenses for fiscal 1996 were comprised of royalty expenses of $62,000, rent, utilities and telephone charges of $97,000, insurance expenses of $35,000, marketing research expenses of $44,000, legal and auditing services of $33,000, directors' fees of $10,000, travel expenses of $24,000 and other expenses of $112,000. Research and development expenditures totaled $851,000 in fiscal 1996 as compared with $886,000 in fiscal 1995. The 1996 expenditures consisted of payroll and fringe benefits of $593,000, outside consulting services of $184,000 and other costs of $74,000. Depreciation expense decreased $19,000 from $163,000 in fiscal 1995 to $144,000 in fiscal 1996 as some assets became fully depreciated during the year. Management fees paid to SAT were $420,000 in both fiscal 1996 and fiscal 1995. For a description of the services rendered under the management agreement relating to these fees, see the section "Subsidiaries-U.S. Drug Testing, Inc." in Item 1 to this Report. Interest expenses on brokerage loans were $72,000 during fiscal 1996 as compared with $42,000 during fiscal 1995 or an increase of $30,000 resulting from increased borrowings during fiscal 1996. Other income (expense) resulted in net income of $263,000 in fiscal 1996 as compared with net income of $31,000 in the prior year or an increase of $232,000. Fiscal 1996 other income (expense) is comprised of a gain of $76,000 on the sale of REMIC bonds over their earnings value at March 31, 1995, interest income primarily relating to the REMIC bonds of $105,000 and interest income on loans to SAT of $82,000. In fiscal 1995 other income (expense) was comprised of interest income, primarily on the REMIC bond of $245,000, interest income from SAT of $20,000 and an unrealized loss on the market value of the REMIC bonds caused by generally higher interest rates.

     As of March 31, 1996, U.S. Drug did not anticipate generating revenues from product sales during fiscal 1997 and, accordingly, anticipated that operating losses would continue for at least a 12 to 24-month period. SAT will need to provide the funding necessary to complete the development of the U.S. Drug products and bring them to market.

DISCONTINUED OPERATIONS

GOOD IDEAS ENTERPRISES, INC. (TOY)

     Net sales for fiscal 1996 were $1,508,000, a decrease of $3,098,000 or 67.3% from the net sales in the prior year. Of this decrease, $1,994,000 or 64.4% was attributable to Toys R Us, the major customer of Good Ideas, not placing orders for Good Ideas' toy products. The customer attributed its reduction in orders to its large inventories and declining sales and customer traffic. Management believes that other manufacturers in the toy industry are currently facing these same problems -- their distributors or retailers to which they sell have large inventories of products and declining sales and customer traffic. In addition, management believes that many retailers are minimizing their number of vendors and reducing the number of items carried in inventory which has the result of squeezing out the smaller companies with their limited product lines.

     Gross profit for fiscal 1996 was $163,000 or 10.8% of net sales as compared with $1,324,000 or 28.7% of net sales for the prior year. The decrease in gross profit as a percentage of net sales was primarily due to a write-off of inventory in the amount of $192,000.

     Selling, general and administrative expenses for fiscal 1996 decreased to $1,279,000 from $1,924,000 for the comparable period in fiscal 1995, which decrease was attributable to reductions in payroll and related costs during fiscal 1996.

     Management fees paid to SAT were $225,000 for fiscal 1996, representing a decrease of $80,000 from the $305,000 of fees paid for fiscal 1995. The decrease resulted from SAT's suspension of the management fee retroactive to January 1, 1996.

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

     Unless Good Ideas were to add new products to its line, as to which there can be no assurance, and there were a stronger demand for toy products in the industry generally, management does not believe that a turnaround in Good Ideas' operations would occur during the next 12 months, if not at a later date. Although management of Good Ideas had in the past considered plans to expand the product line, it was reluctant to implement these plans absent a change in the industry conditions described above. On February 26, 1996, the SAT Board determined to sell or liquidate Good Ideas, a conclusion concurred with by the Good Ideas Board. As a result of the above decision, the assets of Good Ideas are included in the consolidated balance sheet at management's estimate of liquidation value and the results of operations of Good Ideas are presented on a discontinued basis.

U.S. RUBBER RECYCLING, INC. (RECYCLED RUBBER PRODUCTS)

     Net sales of USRR for fiscal 1996 were $892,000, a decrease of $1,244,000 or 58.2% as compared with sales of $2,136,000 in the prior year. This decrease was attributable to the continuing effects of the cancellation of an agreement with a distributor (Matworks, Inc.) by USRR in October 1994 because of significant breaches of the contract by the distributor relating to its use of competitors' flooring products in violation of a contractual requirement to use only USRR's products. SAT does not intend to institute any legal action against the distributor because USRR does not want to incur the protracted legal expenses involved in litigation.

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

     Management fees paid to SAT were $89,000 for fiscal 1996, representing a decrease of $124,000 from such fees in the prior year.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

  See Item 14 of this Report for an index to the Financial Statements and

SUPPLEMENTARY DATA.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     See Item 14 of this Report for an index to the Financial Statements and Supplementary Data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     On November 3, 1995, SAT named Ernst & Young LLP ("E&Y") as SAT's new independent auditors for fiscal 1996 replacing Wolinetz, Gottlieb & Lafazan, P.C. ("Wolinetz"), which firm had served as SAT's independent auditors since SAT's inception. The Board of Directors, which authorized the change on November 1, 1995, indicated that, in making the replacement, the directors were not acting because of any criticism of, or dispute with, Wolinetz, but because they concluded that, at that stage of development for SAT and its subsidiaries, the selection of a national firm like E&Y was in SAT's best interests.

     The reports of Wolinetz on the financial statements of SAT for fiscal 1994 and fiscal 1995 did not contain an adverse opinion or a disclaimer of opinion, nor was either report qualified as to uncertainty, audit scope or accounting principles. There had been no disagreements between SAT and Wolinetz in fiscal 1994 and fiscal

1995 and any subsequent interim period preceding the engagement of E&Y as the principal auditors on any matter of accounting principles or practice, financial statement disclosure, auditing scope or procedures.

     Wolinetz has filed a letter to the Commission stating that it agreed with the above statements.

     SAT did not consult E&Y, prior to its engagement, regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on SAT's financial statements, nor was a written report or oral advice provided to SAT that E&Y concluded was an important factor considered by SAT in reaching a decision as to an accounting, auditing or financial reporting issue.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

     The following table contains information concerning the current directors and executive officers of SAT as of June 30, 1997:

NAME                          AGE                            POSITION
----                          ---                            --------
Robert M. Stutman...........  54     Chairman, Chief Executive Officer and a director
David L. Dorff..............  54     President, Chief Operating Officer and a director
Linda H. Masterson..........  46     Director (also President and, since May 23, 1997, Chief
                                     Executive Officer of U.S. Drug)
Robert Muccini..............  55     Vice President, Finance, Treasurer, Chief Financial
                                     Officer and Chief Accounting Officer
Brian Stutman...............  30     Vice President, Sales and Marketing
Alan I. Goldman.............  59     Director
John C. Lawn................  60     Director
Peter M. Mark...............  51     Director
Michael S. McCord...........  53     Director
Lee S. Rosen................  43     Director

     A director will be generally elected for a classified term of three years or until his or her successor is elected and shall have qualified, which classification of directors was initiated at the Annual Meeting of Stockholders held on February 7, 1996. Each of the above directors other than Mr. Stutman (who was first elected on April 18, 1996), Mr. Dorff (who was first elected effective May 23, 1997, with the number of authorized directors being simultaneously increased from seven to eight) and Mr. McCord (who was first elected on October 22, 1996) was first elected on September 26, 1995 and was re-elected at the Annual Meeting of Stockholders held on February 7, 1996, with Messrs. Goldman and Mark to serve for a two-year term and Messrs. Lawn and Rosen and Ms. Masterson to serve for a three-year term. Mr. Stutman was elected, and Mr. McCord was initially elected, at the Annual Meeting of Stockholders held on October 22, 1996, each to serve for a three-year term. Mr. Dorff's term will expire at the next Annual Meeting of Stockholders, at which meeting he must be designated to a class and be elected by the stockholders in order to continue to serve as a director.

     Each officer of SAT is elected by the Board of Directors to serve at the discretion of the directors. For information as to severance arrangements with three executive officers named in the table, see the section "Employment and Severance Agreements" under the caption "Executive Compensation."

BUSINESS HISTORY

     Robert M. Stutman was elected Chairman of the Board and a director of SAT on April 18, 1996 and designated as its Chief Executive Officer. For more than five years prior thereto, he has been serving as the President of RSA, then a provider of corporate "Drug-Free Workplace" programs. Prior to forming RSA, he was Special Agent in charge of the New York office of the DEA. He also currently serves as a special consultant in substance abuse for the CBS News Division. SAT acquired RSA on May 21, 1996. See "Business of the Company -- Consulting Division."

     On March 24, 1997, the SAT Board of Directors increased the number of directors from seven to eight effective June 1, 1997 and elected David L. Dorff to fill the vacancy. On May 23, 1997, the SAT Board made such increase and election effective that date, elected him as the President of SAT and designated him as its Chief Operating Officer. Mr. Dorff was an executive officer of (1) the Triarc Restaurant Group of Triarc Corporation, a restaurant and beverage company, from June 1995 to February 1997 and (2) the U.S. Shoe Footwear Group of United States Shoe Corp., a shoe and women's clothing manufacturer, from February

1991 to June 1995, and a consulting partner with the accounting firm of Deloitte & Touche from September 1987 to February, 1991.

     Linda H. Masterson has had substantial experience in marketing, sales and business development in the medical diagnostics, healthcare and biotechnology fields. On September 26, 1995, she was elected a director of SAT. Effective May 13, 1996, she became the President and Chief Operating Officer of SAT. Effective November 19, 1996, she relinquished her duties as Chief Operating Officer in order to devote more time to supervising the development program of U.S. Drug and the operations of the Alcohol Products and BioTox Divisions of SAT. On May 23, 1997, she resigned as the President of SAT in order to become Chief Executive Officer of U.S. Drug (she was already its President) as part of the program to study the feasibility of separating the interlocking relationships between SAT and U.S. Drug. See "Business of the Company -- U.S. Drug Testing" elsewhere in this Report. Until May 13, 1996, she was employed as the Executive Vice President of Cholestech, Inc., a start-up diagnostic company, for which she developed and restructured the company business strategy. In 1993, Ms. Masterson founded Masterson & Associates, a company of which she was the President and owner until she joined Cholestech, Inc. in May 1994, which was engaged in the business of providing advice to start-up companies, including the preparation of technology and market assessments and the preparation of strategic and five-year business plans for biotech, medical device, pharmaceutical and software applications companies. From 1992 to 1993, Ms. Masterson was employed as the Vice President of Marketing and Sales of BioStar, Inc., a start-up biotech company focused on the commercialization of a new detection technology applicable to both immunoassay and hybridization based systems. From 1989 to 1992, she was employed as Senior Vice President of Marketing, Sales and Business Development by Gen-Probe, Inc., a specialized genetic probe biotechnology company focused on infectious diseases, cancer and therapeutics. Prior to 1989, Ms. Masterson was employed for 12 years in various domestic and international marketing and sales positions at Johnson & Johnson, Inc., Baxter International Inc. and Warner Lambert Co. Ms. Masterson has a BS in Medical Technology from the University of Rhode Island, a MS in Microbiology/Biochemistry from the University of Maryland and attended the Executive Advanced Management Program at the Wharton School of Business at the University of Pennsylvania.

     Robert Muccini was elected on February 17, 1997 as Vice President, Finance and Treasurer of SAT and designated Chief Financial Officer and Chief Accounting Officer of SAT effective with the then anticipated resignation of Dennis A. Wittman (who had served in such capacities since September 5, 1996) as a result of the then intended relocation of SAT's Finance and Accounting Department from Rancho Cucamonga, California to the corporate headquarters in Fort Lauderdale, Florida, which resignation and, accordingly, Mr. Muccini's election and designation became effective February 25, 1997. In anticipation of such contemplated relocation, he joined SAT on December 16, 1996. From May 1996 until he joined SAT, Mr. Muccini was a consultant on accounting matters to Precision Response Corporation, a provider of telemarketing services. From December 1994 to April 1996, he was Chief Financial Officer of Expert Software, Inc., a developer of consumer software. From November 1991 to July 1994, he was Vice President of Finance of Bird Corporation, a building products manufacturer and environmental services provider. From 1983 to 1990, he was Senior Vice President of Finance of MicroAmerica, Inc. (now Merisel, Inc.), computer distributor. From 1981 to 1983, he was Controller and Chief Financial Officer of Hyde Athletic Industries, an importer and distributor of athletic Footwear. From 1979 to 1981, he was Controller and Treasurer of Stride-Rite Corporation, also an importer and distributor of athletic footwear. From 1967 to 1979, he was an accounting manager in the Construction Products Division of W.R. Grace & Company. Mr. Muccini holds a B.S./B.A. degree in accounting from Northeastern University.

     Brian Stutman was elected Vice President, Sales and Marketing on December 3, 1996. From September 1993 to December 1996, he was Vice President of Business Development for RSA, which became a subsidiary of SAT on May 21, 1996. From September 1989 to September 1993, Brian Stutman was an account representative for Storage Technology, a north eastern distributor of mainframe computer hardware. Brian Stutman has a B.A. in communications from the University of Massachusetts where he graduated cum laude.

     Alan I. Goldman has had over 35 years of experience in corporate finance, investment banking, commercial banking and central banking. From February 1985 to the present, Alan I. Goldman has been engaged in investment banking and consulting on financial and management matters, specializing in mergers and acquisitions, private placements and business and organization consulting. From October 1986 to July 1990, he was a consultant to Goldmark Partners Ltd., an investment banking firm specializing in mergers and acquisitions. From June 1987 to March 1988, he was also the President of Goldmark Capital, Ltd., a private investment firm. From May 1975 to January 1985, Mr. Goldman held the position of Senior Vice President, Finance and Chief Financial Officer of Management Assistance Inc. ("MAI"), then a $450 million multinational computer manufacturing, marketing and maintenance company listed on the New York Stock Exchange. In January 1985, MAI discontinued its operations when it sold its Sorbus Service Division to a subsidiary of Bell Atlantic Corporation and its Basic Four Computer Division to a corporation now called MAI Systems, Inc. From June 1970 to May 1974, he was Vice President, Finance, Treasurer and Chief Financial Officer of Interway Corporation, then a New York Stock Exchange-listed, $200 million international company engaged in piggy-back trailer and containing leasing and fleet management and now a part of Transamerica Corporation. From 1969 to 1970, he was at Lehman Brothers where he participated in investment banking and corporate finance activities; from 1962 to 1969, he was at Bankers Trust Company, where he managed several offices; and from 1958 to 1962, he served in various positions at the Federal Reserve Bank of New York. Mr. Goldman currently serves as a director of Production Systems Acquisition Corporation, a public company seeking to enter the production systems business by acquisition.

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

     Michael S. McCord is the owner of McCord Investments, a sole proprietorship formed in 1980 which primarily invests in various capital markets. Mr. McCord is also a stockholder, director and officer of McCord Brothers, Inc. and a partner of McCord Brothers Partnership, a privately-owned company and partnership, respectively, each of which invests in oil, gas and real estate properties. From 1974 to 1980, Mr. McCord served as Financial Vice President of the Wedge Group, a privately held holding company which acquired and held control of international multi-industry (including agricultural, construction, energy, manufacturing and service) companies with aggregate revenues in excess of $1 billion. Mr. McCord was elected as a director of Good Ideas and U.S. Drug on May 31, 1996. From October 12, 1995 to October 22, 1996, he served SAT as a consultant to its Board of Directors.

     Lee S. Rosen has been a financial consultant with registered broker-dealer firms for the past seven years, as follows: He is currently employed by First Colonial Securities Group, Inc., which firm he joined in October 1996. From July 1995 until October 1996, he was employed by Donald & Co. Securities Inc. From April 1994 until June 1995, he was employed by Kidder Peabody & Co., Incorporated ("Kidder") or, after Kidder was acquired by Paine Webber Incorporated ("PaineWebber") in January 1995, by PaineWebber. Prior to working for Kidder, from April 1993 until April 1994, Mr. Rosen was employed by Shearson, Lehman, Hutton & Co., Inc. ("Shearson") or, after Shearson was acquired by Smith Barney, Inc. ("Smith Barney") in September 1993, by Smith Barney. From September 1991 until April 1993, he was employed by Raymond

James & Associates, Inc. From February 1989 until September 1991, Mr. Rosen worked for A.G. Edwards, Co., Inc.

FAMILY RELATIONSHIPS

     There are no family relationships among the directors and executive officers of SAT except that Robert M. Stutman and Brian Stutman are father and son, respectively.

SECTION 16(A) REPORTING OBLIGATIONS

     The following officers and directors of SAT filed late reports under
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during fiscal 1997: (i) John C. Lawn, a director of SAT, filed one late filing relating to one transaction; (ii) Peter M. Mark, a director of SAT, filed one late filing relating to one transaction; and (iii) Robert M. Stutman, Chairman, Chief Executive Officer and a director of SAT, filed one late filing relating to three transactions. There are no known failures to file a required report for any of SAT's reporting persons during such time period.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the cash compensation and certain other components of the compensation of (1) James C. Witham who served as the Chairman of the Board, the President and the Chief Executive Officer of SAT until April 18, 1996; (2) Robert M. Stutman who has been serving as the Chairman of the Board and the Chief Executive Officer of SAT since April 18, 1996; and (3) the three executive officers of SAT who were serving as of March 31, 1997 and who received compensation in excess of $100,000 in fiscal 1997:

                                                                        LONG TERM COMPENSATION
                                                                      --------------------------
                                           ANNUAL COMPENSATION        SECURITIES        ALL
                                       ---------------------------    UNDERLYING       OTHER
     NAME AND PRINCIPAL POSITION       YEAR     SALARY      BONUS      OPTIONS      COMPENSATION
     ---------------------------       ----    --------    -------    ----------    ------------
James C. Witham(1)...................  1997    $     --         --            --        --
Chairman, President and                1996    $412,500(2) $50,000            --        --
Chief Executive Officer                1995    $301,154    $50,000       150,000(3)     --

Robert M. Stutman(4).................  1997    $260,809    $    --            --(5)     --
Chairman and Chief                     1996          --         --            --        --
Executive Officer                      1995          --         --            --        --

Linda H. Masterson(6)................  1997    $152,827    $    --       600,000(7)     --
President                              1996          --         --        10,000(7)     --
                                       1995          --         --            --        --

Brian Stutman (8)....................  1997    $152,385    $    --            --(9)     --
Vice President, Sales and              1996          --         --            --        --
Marketing                              1995          --         --            --        --

Steven J. Kline(10)..................  1997     125,000         --        50,000        --
Vice President, Research               1996     117,000         --        10,000        --
and Development                        1995      63,231         --         5,000        --

---------------
 (1) Mr. Witham served in these capacities until April 18, 1996 and as an employee of SAT until May 31, 1996. For information as to his former employment agreement with SAT, see the section "Employment and Severance Agreements" under this caption "Executive Compensation."

 (2) The amount in the table exceeds the salary amount shown below in the section "Employment and Severance Agreements" as a result of March 1996 company-wide payments of several years of unused vacation accruals, of which $95,192.25 was paid to Mr. Witham.

 (3) In August 1994, SAT granted non-qualified stock options expiring August 1, 2004 under the 1990 Restricted Stock, Non-Qualified Option and Incentive Stock Option Plan to purchase an aggregate of

     450,000 shares of the SAT Common Stock at $2.375 per share, of which Mr. Witham received a stock option to purchase 100,000 shares of the SAT Common Stock. The option expired unexercised on November 3, 1996.

 (4) Robert M. Stutman was elected as the Chairman of the Board and designated as Chief Executive Officer of SAT on April 18, 1996. For information as to his severance arrangement with SAT, see the section "Employment and Severance Agreements" under this caption "Executive Compensation."

 (5) Robert M. Stutman has received various Common Stock purchase warrants from SAT as a result of his having been a consultant to SAT prior to his officership, directorship and employment with SAT and as a result of the acquisition by SAT of RSA. For information as to these non-executive-compensation warrants, see "Business of the Company -- Consulting Division" and "Security Ownership of Certain Beneficial Owners and Management" elsewhere in this Report.

 (6) Ms. Masterson became President of SAT effective May 13, 1996, having served as a director since September 26, 1995. She resigned as the President effective May 23, 1997 in order to become the Chief Executive Officer of U.S. Drug (she was already its President) as part of the program to study the feasibility of separating the interlocking relationships between SAT and U.S. Drug.

 (7) For information as to the Common Stock purchase warrant to purchase 600,000 shares of the SAT Common Stock received by Ms. Masterson as an inducement to become the President and an employee of SAT, see the section "Employment and Severance Agreements" under this caption "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management." For more information as to her Common Stock purchase warrant to purchase 10,000 shares of the SAT Common Stock received as a director of SAT, see the section "Directors' Compensation" under this caption "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management."

 (8) Brian Stutman was elected as Vice President, Sales and Marketing of SAT on December 3, 1996. From May 21 until December 31, 1996, he served as Vice President of Business Development for RSA.

 (9) Brian Stutman has received various Common Stock purchase warrants from SAT as a result of the acquisition by SAT of RSA. For information as to these non-executive-compensation warrants, see "Business of the Company -- Consulting Division" and "Security Ownership of Certain Principal Owners and Management." He received his first executive compensation Common Stock purchase warrant on June 24, 1997. For information as to this warrant and his severance agreement, see the section "Employment and Severance Agreements" under this caption "Executive Compensation."

(10) Mr. Kline served as Vice President, Research and Development of SAT from March 25, 1997 until May 23, 1997, when he resigned as part of the program to study the feasibility of separating the interlocking relationships between SAT and U.S. Drug. He has served as a Vice President of U.S. Drug since July 1994.

OPTION/SAR GRANTS TABLE

     During fiscal 1997, no stock options were granted by SAT, whether to the individuals named in the Summary Compensation Table or otherwise, and none were outstanding as of March 31, 1997. SAT has never granted any stock appreciation rights.

     The following table sets forth certain information concerning Common Stock purchase warrants granted during fiscal 1997 as executive compensation to the individuals named in the Summary Compensation Table.

                                         INDIVIDUAL GRANTS
                          -----------------------------------------------    POTENTIAL REALIZABLE     ALTERNATIVE TO
                                        PERCENT                                VALUE AT ASSUMED        (F) AND (G)
                          NUMBER OF     OF TOTAL                               ANNUAL RATES OF          GRANT DATE
                          SECURITIES    WARRANTS                                 STOCK PRICE              VALUE
                          UNDERLYING   GRANTED TO   EXERCISE                   APPRECIATION FOR      ----------------
                           WARRANT     EMPLOYEES    OF BASE                      OPTION TERM
                           GRANTED     IN FISCAL     PRICE     EXPIRATION   ----------------------      GRANT DATE
          NAME               (#)          YEAR       ($/SH)       DATE       5%($)        10%($)     PRESENT VALUE($)
          (A)                (B)          (C)         (D)         (E)         (F)           (G)            (H)
          ----            ----------   ----------   --------   ----------   -------      ---------   ----------------
James C. Witham.........       -0-        N/A            N/A    N/A             N/A            N/A         N/A
Robert M. Stutman.......       -0-        N/A            N/A    N/A             N/A            N/A         N/A
Linda H. Masterson......   600,000      57.7%       $2.125(1)   (3)         894,000      2,142,000   1,338,000
Steven J. Kline.........    50,000       4.8%       $2.125(2)   (4)          40,500        123,500     100,500
Brian Stutman...........       -0-        N/A            N/A    N/A             N/A            N/A         N/A

---------------
(1) Initially $3.125, but lowered to $2.125 later by SAT's Board of Directors.

(2) Initially $3.50, but lowered to $2.125 later by SAT's Board of Directors.

(3) The last installment expires May 12, 2003.

(4) The last installment expires May 2, 2003.

AGGREGATE OPTION EXERCISES IN FISCAL YEAR 1997
AND OPTION VALUES AT MARCH 31, 1997

     As of March 31, 1997, there were no stock options outstanding and none had been exercised during fiscal 1997 by the individuals named in the Summary Compensation Table. SAT has never granted any stock appreciation rights.

     The following table sets forth certain information concerning Common Stock purchase warrants issued as executive compensation to the individuals named in the Summary Compensation Table. No such warrants were exercised in fiscal 1997. The table includes the number of shares covered by such warrants as of March 31, 1997. Also reported are the values for "in-the-money" executive compensation warrants which represent the positive spread between the exercise price of any such existing warrants and the closing market price of the SAT Common Stock at March 31, 1997.

                                                                   NUMBER OF                     VALUE OF
                                                                   SECURITIES                  UNEXERCISED
                                                                   UNDERLYING                  IN-THE-MONEY
                                                              UNEXERCISED WARRANTS             WARRANTS AT
                                    SHARES                     AT MARCH 31, 1997              MARCH 31, 1997
                                  ACQUIRED ON    VALUE     --------------------------   --------------------------
              NAME                 EXERCISE     REALIZED   EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
              ----                -----------   --------   --------------------------   --------------------------
James C. Witham.................      -0-         -0-              -0-                       -0-
Robert M. Stutman...............      -0-         -0-              -0-                       -0-
Linda H. Masterson..............      -0-         -0-         50,000/550,000
Steven J. Kline.................      -0-         -0-         10,000/ 60,000
Brian Stutman...................      -0-         -0-              -0-                       -0-

OTHER COMPENSATION

     SAT currently has no pension plan in effect and has no stock option plan, restricted stock plan, stock appreciation rights nor any other long-term incentive plan under which grants or awards may be made in fiscal 1998 or thereafter. The Board is, however, considering adoption of a stock option plan for directors, officers and key employees of the Company and implemented in fiscal 1997 a 401(k) plan for all employees managed by Automated Data Processing, Inc.

EMPLOYMENT AND SEVERANCE AGREEMENTS

     SAT had entered into employment agreements (the "Employment Agreements") with each of James C. Witham, Karen B. Laustsen and Gary S. Wolff providing for a three-year term commencing January 1, 1994 and terminating December 31, 1996. On April 18, 1996, Mr. Witham and Ms. Laustsen resigned their directorships and officerships, but agreed to continue to serve SAT as employees until May 31, 1996. Mr. Wolff resigned as Treasurer, Chief Financial Officer and the Chief Accounting Officer of SAT, Good Ideas and U.S. Drug and as a director of Good Ideas and U.S. Drug on July 3, 1996. The Employment Agreements terminated on May 31, 1996 as to Mr. Witham and Ms. Laustsen and on July 3, 1996 as to Mr. Wolff, except that SAT made a $25,000 severance payment to Mr. Wolff and continued medical benefits for the three former executive officers until December 31, 1996, the original expiration date of the Employment Agreements. Mr. Wolff continued for a few months after July 3, 1996 to assist SAT in its efforts to sell the stock or assets of Good Ideas.

     Pursuant to his Employment Agreement, Mr. Witham was employed as the President and Chief Executive Officer of SAT at an annual base salary of $330,000. Pursuant to her Employment Agreement, Ms. Laustsen was employed as an Executive Vice President at an annual base salary of $132,000. Pursuant to his Employment Agreement, Mr. Wolff was employed as the Treasurer and Chief Financial Officer at an annual base salary of $176,000 per year. Each of such salaries reflected a 10% increase effective July 1, 1995, which increase was the first in 18 months. Mr. Witham and Ms. Laustsen were each required to devote substantially all of his or her time to the business of SAT, while Mr. Wolff was only required to devote a majority of his time.

     The Employment Agreements contained standard provisions for participation by the executive in SAT's benefit programs, whether relating to the SAT Common Stock, bonuses or medical, life and disability insurance or otherwise. Mr. Witham and Ms. Laustsen were each provided with a company car, which have been returned to SAT. The Employment Agreements also provided for termination in the event of disability for six or more consecutive months and termination "for cause" which meant conviction for embezzlement, theft or other criminal act constituting a felony or failure to comply with the terms and conditions of the Agreement if such breach was not cured within seven days after written notice was given to the executive by the Board of Directors.

     Effective April 18, 1996, Robert M. Stutman, the President and a principal shareholder of RSA, became the Chief Executive Officer of SAT (also its Chairman of the Board). From April 18, 1996 to May 20, 1997, Mr. Stutman's annual base salary was $225,000; effective May 21, 1997, it became $350,000. The annual base salary increases to (1) $400,000 upon the Company being profitable for a fiscal year during the term of the Amended and Restated Severance Agreement dated May 21, 1997 (the "Restated Severance Agreement") between Mr. Stutman and SAT, a copy of which is filed as an exhibit to this Report and is incorporated herein by this reference, or any renewal thereof with sales equal to, or greater than, $20,000,000 and (2) $500,000 upon the Company being profitable for a fiscal year during the term of the Restated Severance Agreement or any renewal thereof with sales equal to, or greater than, $40,000,000; provided that, in calculating profitability and sales, the operations of U.S. Drug are excluded. He was eligible to receive a cash bonus of $100,000 if the Company broke even or was profitable in fiscal 1997 and an additional $150,000 if the Company had net earnings of $2,000,040 in fiscal 1997. However, because SAT did not achieve profitability in fiscal 1997, this term of employment became moot. Mr. Stutman received a one-time cash bonus of $50,000 upon ProActive satisfying certain performance standards in fiscal 1996. In subsequent years, commencing with fiscal 1998, Mr. Stutman will receive an aggregate year-end cash bonus (the "Annual Bonus") equal to the bonus percentage (as set forth hereinafter) multiplied by Mr. Stutman's annual base salary as follows: (a) if the Company achieves its financial objectives in such fiscal year, based upon a Board-approved budget, commencing with fiscal year 1998, the bonus percentage shall be 75%; (b) if the Company achieves 100% of its financial objectives and up to 150% of its financial objectives for a fiscal year, then the bonus percentage shall equal the product of 75% and a fraction, the numerator of which shall be the percentage of the financial objectives actually achieved (e.g., 150%), except that any amount in excess of 150% shall be deemed to be 150% for the purposes of this calculation, and the denominator of which shall be 75%; (c) if the Company achieves 80% or more of its financial objectives for a fiscal year up to 100%, Mr. Stutman shall receive an

Annual Bonus based upon a pro rata amount of the bonus percentage (e.g., if 90% of the financial objectives are achieved, the bonus percentage shall be 37.5%); and (d) if the Company achieves less than 80% of its financial objectives for a fiscal year, Mr. Stutman shall not receive any Annual Bonus. Pursuant to the Restated Severance Agreement, a bonus payment in the amount of $50,000 shall be paid to Mr. Stutman upon the renewal thereof. Mr. Stutman shall be granted a stock option to purchase a minimum of 50,000 shares of SAT Common Stock per year at the end of each year during the term of the Restated Severance Agreement or renewal thereof at an exercise price equal to the closing sale price, as reported on AMEX or such other exchange or national securities association on which the SAT Common Stock may then be regularly quoted or, if not so quoted, as reported in the over-the-counter market at the time of such grant and if such day shall be a day on which the AMEX shall be closed, the preceding day on which the SAT Common Stock is traded (the "Closing Sales Price") and expiring three years from the date of grant. Mr. Stutman shall also be awarded 150,000 shares of the SAT Common Stock for each $.75 increase in the Closing Sales Price of the SAT Common Stock above $1.375, with such increase to be determined by the average of the Closing Sales Prices of the SAT Common Stock during any 90-day period commencing with the fiscal year ending March 31, 1998; provided, however, once the average of the Closing Sales Prices of the SAT Common Stock reaches an award level (e.g., $2.125), no awards will be made again until the average of the Closing Sales Prices of the SAT Common Stock during a 90-day period reaches the next award level (e.g., $2.875 after $2.125). In the event that Mr. Stutman is terminated without cause (as defined in the Restated Severance Agreement) during the first five years (originally three years (i.e., through May 20, 2001 (originally 1999) that he is employed by SAT, he shall receive severance pay in a lump sum amount equal to his annual base salary that would have been paid to him after the date of termination had Mr. Stutman not been terminated and he had been employed by SAT for a period of five (originally three) years.

     Effective May 13, 1996, Linda H. Masterson, a member of SAT's Board of Directors, was employed as the President and Chief Operating Officer of SAT. On November 19, 1996, Ms. Masterson relinquished her duties as Chief Operating Officer in order to devote more time to supervising the development program of U.S. Drug and the operations of the Alcohol Products and BioTox Divisions of SAT. Effective May 23, 1997, she resigned as the President of SAT in order to become Chief Executive Officer of U.S. Drug (she was already its President) as part of the program to study the feasibility of separating the interlocking relationships between SAT and U.S. Drug. Ms. Masterson's annual base salary is $175,000. Ms. Masterson was granted a Common Stock purchase warrant to purchase 600,000 shares of the SAT Common Stock. If SAT adopts a stock option plan, then the Common Stock purchase warrant will be converted to a stock option subject to such plan. In either case, the option or warrant was to become exercisable over a four-year period as follows: 50,000 shares upon commencement of the term of employment (i.e., May 13, 1996), 100,000 shares at the end of the first year, 150,000 shares at the end of the second year, 150,000 shares at the end of the third year and 150,000 shares at the end of the fourth year. The expiration dates of the stock option will be in accordance with the terms of the stock option plan and the expiration dates of the warrant were four years from the respective dates on which the warrant becomes exercisable. The initial exercise price was $3.125 share. On December 6, 1996, the SAT Board of Directors, while reducing the exercise price of Common Stock purchase warrants granted to other employees from $3.50 to $2.125 per share, made the following adjustments to Ms. Masterson's warrant: (a) the exercise price was also reduced to $2.125 per share for the first 150,000 shares as to which the warrant was currently or became exercisable on May 13, 1997 and (b) the warrant became exercisable on May 13, 1997 at the reduced exercise price with respect to 50,000 of the 150,000 shares as to which the warrant was first to become exercisable in the fourth year. In consideration of her assuming responsibility for U.S. Drug, on May 23, 1997, the SAT Board of Directors reduced the exercise price on the remaining 400,000 shares from $3.125 to $2.125 and agreed that, if, as result of U.S. Drug ceasing to be owned 50% or more by SAT, the restrictions on exercise terminate. A discretionary cash and/or stock bonus may be paid commencing with the fiscal year after the fiscal year in which the Company first has positive earnings. A bonus in the form of stock options pursuant to an employee stock option plan or warrants, if no such plan is adopted, was to be granted in respect of fiscal 1997 as follows: 33,000 shares if the Company broke even in fiscal 1997 and an additional 50,000 shares if the Company had net earnings of $2,000,040 for fiscal 1997. However, as indicated above for Mr. Stutman, this bonus arrangement for fiscal 1997 became moot. In the event that Ms. Masterson is terminated without cause (as defined), she shall be paid, pursuant to a Severance

Agreement dated June 27, 1996 (the "Masterson Severance Agreement") between Ms. Masterson and SAT, a copy of which is filed as an exhibit to this Report and is incorporated herein by this reference, severance equal to her annual base salary. In view of her acceptance of the position in U.S. Drug, the Compensation Committee is currently working out a new severance arrangement with Ms. Masterson to take effect in U.S. Drug when it is no longer at least a 50%-owned subsidiary of SAT as a result of financings. In the interim the Masterson Severance Agreement remains in effect.

     Effective May 23, 1997, David L. Dorff was employed as the President and Chief Operating Officer of SAT with an annual base salary of $120,000. The annual base salary increases to (1) $275,000 upon SAT being profitable for two consecutive calendar months during the term of the Severance Agreement dated
June   , 1997 (the "Dorff Severance Agreement") between Mr. Dorff and SAT, a copy of which is filed as an exhibit to this Report and is incorporated herein by this reference, or any renewal thereof, (2) $325,000 upon SAT being profitable for a fiscal year during the term of the Dorff Severance Agreement or any renewal thereof with sales equal to, or greater than, $20,000,000 and (3) $375,000 upon SAT being profitable for a fiscal year during the term of the Dorff Severance Agreement or any renewal thereof with sales equal to, or greater than $40,000,000; provided that, in calculating profitability and sales, the operations of U.S. Drug are excluded. Mr. Dorff shall receive an Annual Bonus equal to the bonus percentage (as set forth hereinafter) multiplied by his annual base salary as follows: (a) if the Company achieves 100% of its financial objectives in such fiscal year, based upon a Board-approved budget excluding the operations of U.S. Drug, commencing with fiscal 1998, the bonus percentage shall be 75%; (b) if the Company achieves greater than 100% of its financial objectives and up to 150% of its financial objectives for a fiscal year, then the bonus percentage shall equal the product of 75% and a fraction, the numerator of which shall be the percentage of the financial objectives actually achieved (e.g., 150%), except that any amount in excess of 150% shall be deemed to be 150% for the purposes of this calculation, and the denominator of which shall be 75%; (c) if the Company achieves 80% or more of its financial objectives for a fiscal year up to 100%, Mr. Dorff shall receive an Annual Bonus based upon a pro rata amount of the bonus percentage (e.g., if 90% of the financial objectives are achieved, the bonus percentage shall be 37.5%); and (d) if the Company achieves less than 80% of its financial objectives for a fiscal year, Mr. Dorff shall not receive any Annual Bonus. A bonus payment in the amount of $50,000 shall be paid to Mr. Dorff upon each renewal of the Dorff Severance Agreement. Mr. Dorff shall be granted, at the end of each fiscal year during the term of the Dorff Severance Agreement or any renewal thereof, a stock option to purchase a minimum of 50,000 shares of SAT Common Stock at an exercise price equal to the Closing Sale Price on the date of grant and expiring three years from the date of grant. Mr. Dorff shall be awarded 125,000 shares of SAT Common Stock for each $.75 increase in the Closing Sales Price of the SAT Common Stock above $1.375, with such increase to be determined by the average of the Closing Sales Prices of the SAT Common Stock during any 90-day period commencing with fiscal 1998; provided, however, once the average of the Closing Sales Prices of the SAT Common Stock reach an award level (e.g., $2.125), no awards will be made again until the average of the Closing Sales Prices of the SAT Common Stock during a 90-day period reaches the next award level (e.g., $2.875 after $2.125). All shares of the SAT Common Stock awarded shall be vested over a three-year period. In addition, Mr. Dorff was awarded Common Stock purchase warrants upon the execution of the Dorff Severance Agreement to purchase (a) 700,000 shares of the SAT Common Stock at an exercise price of $1.8125 per share, (b) 300,000 shares of the SAT Common Stock at an exercise price of $2.3125 and (c) 300,000 shares of the SAT Common Stock at an exercise price of $2.8125 per share. One-third of each warrant becomes exercisable on June 1998, June 1999 and June 2000, provided that Mr. Dorff is employed by SAT on such dates. The warrants expire five years from the date of the Dorff Severance Agreement. In the event that Mr. Dorff is terminated without cause (as defined) during the first three years of his employment by SAT, he shall receive severance pay in a lump sum amount equal to his annual base salary at the time of his termination for the period from the date of his termination through June 2000.

     Effective May 21, 1996, when RSA became a subsidiary of SAT, Brian Stutman continued to serve as Vice President of Business Development for RSA. On December 3, 1996, he was elected as Vice President, Sales and Marketing of SAT. Mr. Stutman's annual base salary is $130,000. He was eligible for a bonus of $30,000 for fiscal 1997 if his business plan goals were met and received a one-time bonus of $30,000 upon ProActive satisfying certain performance standards in fiscal 1996. On June 24, 1997, the Compensation

Committee authorized an increase, effective with the next pay period, in Mr. Stutman's base annual salary to $175,000 and that his bonus for fiscal 1998 would be an amount up to 30% of his annual base salary, one half of which would be based on the financial results of the Company, as compared to a Board-approved budget, and one half of which would be based on his performance with respect to individual goals to be determined by the President of SAT. The Board also granted him a Common Stock purchase warrant to purchase 15,000 shares of the SAT Common Stock at $2.125 per share on the same terms as other employee warrants (i.e., becoming exercisable over a four-year period and each installment expiring three years from the date it becomes exercisable). In the event Mr. Stutman is terminated without cause (as defined) during the first three years (i.e., through May 20, 1999) that he is employed by SAT, then, pursuant to a Severance Agreement dated May 21, 1996 between Mr. Stutman and SAT, a copy of which is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference, he shall receive severance pay in an amount equal to the base salary that would have been paid to him after the date of termination had Mr. Stutman not been terminated and had he been employed by SAT for a period of three years.

DIRECTORS' COMPENSATION

     On November 16, 1995, as modified on December 11, 1995 and December 3, 1996, the Board approved the following compensation arrangements for directors who are not employees of the Company: (1) each year the director will receive a SAT Common Stock purchase warrant to purchase 10,000 shares of the SAT Common Stock excercisable at the closing sales price on November 16 or the preceding business day if November 16 is a Saturday, Sunday or holiday (effective October 1, 1997, the date will become October 1) for a three-year period; (2) an annual payment of $10,000 and (3) a quarterly payment of $2,500 provided that the director attends at least 75% of the meetings during the year. The Board also authorized an annual payment of $1,000 for a director serving as the Chairman of a Board committee and $500 for serving as a member of a Board committee. All annual cash payments are to be made as of October 1, commencing October 1, 1996. Pursuant to the foregoing authority, Common Stock purchase warrants were granted for 1995 to five directors (i.e., Alan I. Goldman, John C. Lawn, Peter M. Mark, Linda H. Masterson and Lee S. Rosen) to purchase an aggregate of 50,000 shares at $1.9375, the closing sales price on November 16, 1995 and for 1996 to five directors (i.e., Alan I. Goldman, John C. Lawn, Peter M. Mark, Michael S. McCord and Lee S. Rosen) at $1.8125, the closing sales price on November 15, 1996. The Board approved the following compensation for all directors: the issuance of a SAT Common Stock purchase warrant to purchase 10,000 shares of the SAT Common Stock for each $1.00 rise over the closing sales price of the SAT Common Stock on November 16th (October 1st commencing October 1, 1997) of each year (which would be $1.9375 for November 16, 1995 and $1.8125 for November 15, 1996), the rise to be calculated on the basis of the average of the closing sales prices during the 90-day period preceding the 30th day after the date on which the results of operations for the fiscal year are announced either through a press release or the filing of the Annual Report on Form 10-K under Section 13 of the Exchange Act. The exercise price will be the greater of the average of the closing sales prices during the 90-day period or the closing sales price on October 1 commencing October 1, 1997. Based on the fact that the results of operations for fiscal 1996 were reported in a press release dated June 14, 1996, each of the current directors did not receive a Common Stock purchase warrant in 1996 because the average sales price during the 90-calendar days prior to July 14, 1996 was $2.9308 per share or less than a $1.00 rise over $1.9375 per share. It is also anticipated that the directors will not receive a Common Stock purchase warrant in 1997 because there was no $1.00 rise over $2.9308 per share of the SAT Common Stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information, as of June 30, 1997, with respect to (1) any person who owned beneficially more than 5% of the SAT Common Stock; (2) each director of SAT; (3) the Chief Executive Officer of SAT;
(4) each other executive officer of SAT who was paid more than $100,000 in fiscal 1997; and (5) all directors and executive officers as a group. Each beneficial owner has advised SAT that he or she has sole voting and investment power as to the shares of the SAT Common Stock reported in the table, except that the Common Stock purchase warrants described in the notes below do not have any voting power until exercised and may not be sold or otherwise transferred except in compliance with the Securities Act.

                                                      NUMBER OF SHARES
                NAME AND ADDRESS                     BENEFICIALLY OWNED        PERCENTAGE(1)
                ----------------                     ------------------        -------------
Steven A. Cohen(2)...............................        3,468,300(3)               9.1%
777 Long Ridge Road
Stamford, CT 06902
S.A.C. Capital Associates, LLC(2)................        2,134,400(4)               6.4%
777 Long Ridge Road
Stamford, CT 06902
Robert M. Stutman(5).............................          930,500(6)               2.5%
4517 N.W. 31st Avenue
Fort Lauderdale, FL 33309
David L. Dorff(7)................................           10,000(8)               nil
4517 N.W. 31st Avenue
Fort Lauderdale, FL 33309
Linda H. Masterson(9)............................          210,000(10)              nil
10410 Trademark Street
Rancho Cucamonga, CA 91730
Alan I. Goldman(11)..............................           20,000(12)              nil
497 Ridgewood Avenue
Glen Ridge, NJ 07028
John C. Lawn(11).................................           20,000(12)              nil
c/o The Century Council
550 South Hope Street, Suite 1950
Los Angeles, CA 90071-2604
Peter M. Mark(11)................................          607,600(12)              1.7%
5531 Sugar Hill
Houston, TX 77056
Michael S. McCord(11)............................          215,455(13)              nil
Suite 701 2001 Kirby Avenue
Houston TX 77019
Lee S. Rosen(11).................................        1,485,125(14)              4.0%
17332 Saint James Court
Boca Raton, FL 33486
Brian Stutman(15)................................          553,376(16)              1.5%
4517 N.W. 31st Avenue
Fort Lauderdale, FL 33309
Steven J. Kline(17)..............................           30,500(18)              nil
10410 Trademark Street
Rancho Cucamonga, CA 91730
All directors and executive officers as a group          4,315,065(19)             11.2%
  (ten persons)..................................

---------------
 (1) The percentages computed in this column of the table are based upon 36,030,591 shares of the SAT Common Stock outstanding on June 30, 1997 and effect being given, where appropriate, pursuant to Rule 13d-3(d)(1) under the Exchange Act, to shares issuable upon the exercise of Common Stock purchase warrants which are currently excercisable or excercisable within 60 days of June 30, 1997 and to Convertible Notes which are convertible within 60 days of June 30, 1997.

 (2) Steven A. Cohen and S.A.C. Capital Associates, LLC filed a Schedule 13D, as amended (the "Cohen Schedule 13D"), because their joint beneficial ownership may constitute ownership by a "group" as such term is defined in Rule 13d-5(b) under the Exchange Act. Based on Amendment No. 4 to the Cohen
     Schedule 13D and the Company's calculation under the anti-dilution provisions, the group beneficially owned an aggregate of 5,902,700 shares or 14.7% of the outstanding shares at June 30, 1997.

 (3) The shares reported in the table as being beneficially owned reflect (a) 1,463,300 shares of the SAT Common Stock, (b) 5,000 shares of the SAT Common Stock issuable at $1.8125 per share upon the exercise of a Common Stock purchase warrant expiring November 1, 1999 (the "Lender's Warrant") and (c) 2,000,000 shares of the SAT Common Stock issuable upon the conversion of a Convertible

     Note at $1.25 per share. They do not reflect 2,000,000 shares of the Common Stock issuable at $1.25 per share upon the exercise of a Common Stock purchase warrant expiring June 30, 2000 (the "June 30 Warrant") because the June 30 Warrants are not excercisable so long as, a result of any such exercise, the holders would be the beneficial owners of 10% or more of the outstanding shares of the SAT Common Stock. See Note 2 to the table.

 (4) The shares reported in the table as being beneficially owned reflect (a) 429,400 shares of the SAT Common Stock, (b) 5,000 shares of the SAT Common Stock issuable at $1.8125 per share upon the exercise of a Lenders Warrant and (c) 2,000,000 shares of the SAT Common Stock issuable upon the conversion of a Convertible Note at $1.25 per share. They do not reflect 2,000,000 shares of the SAT Common Stock issuable at $1.25 per share upon the exercise of a June 30 Warrant because the June 30 Warrants are not excercisable so long as, a result of any such exercise, the holders would be the beneficial owners of 10% or more of the outstanding shares of the SAT Common Stock. See Note 2 to the table. The Cohen Schedule 13D reported that S.A.C. Capital Associates, LLC, an Anguillan limited liability company, acquired the foregoing securities, but, because S.A.C. Capital Advisors, LLC, a Delaware limited liability company, has voting and dispositive power over the securities, the latter was deemed to be the beneficial owner thereof.

 (5) Robert M. Stutman was elected Chairman of the Board and a director of SAT and designated as its Chief Executive Officer on April 18, 1996.

 (6) The shares reported in the table include (a) 3,125 shares of the SAT Common Stock issuable upon the exercise at $2.00 per share of a Common Stock purchase warrant expiring December 13, 1998 issued to him for his consulting services, while still an employee of RSA, (b) 105,500 shares of the SAT Common Stock issuable upon the exercise at $2.00 per share of a Common Stock purchase warrant expiring March 31, 1999 issued to him when the Common Stock purchase warrant to purchase 200,000 shares issued to RSA was divided among the RSA shareholders and (c) 474,750 shares of the SAT Common Stock issuable upon the exercise at $2.125 per share of a Common Stock purchase warrant expiring May 20, 1999 issued to him in exchange for his ownership interest in RSA.

 (7) Mr. Dorff was elected a director of SAT effective May 23, 1997 and, on the same date, was elected as its President and designated as its Chief Operating Officer.

 (8) The shares reported in the table do not include (a) 700,000 shares of the SAT Common Stock issuable upon the exercise at $1.8125 per share of a Common Stock purchase warrant expiring June 2002; (b) 300,000 shares of the SAT Common Stock issuable upon the exercise at $2.3125 per share of a Common Stock purchase warrant also expiring June 2002; and (c) 300,000 shares of the SAT Common Stock issuable upon the exercise at $2.8125 per share of a Common Stock purchase warrant also expiring June, 2002 because none of the foregoing warrants granted to Mr. Dorff for becoming President and Chief Operating Officer of SAT are currently excercisable or excercisable within 60 days of June 30, 1997.

 (9) Ms. Masterson, a director of SAT, became its President and Chief Operating Officer effective May 13, 1996. Effective November 19, 1996, Ms. Masterson relinquished her duties as Chief Operating Officer in order to concentrate on certain operations of the Company. Effective May 23, 1997, she resigned as the President of SAT in order to become Chief Executive Officer of U.S. Drug (she was already its President) as part of the program to study the feasibility of separating the interlocking relationships between SAT and U.S. Drug.

(10) The shares reported in the table reflect (a) 10,000 shares of the SAT Common Stock issuable upon the exercise at $1.9375 per share of a Common Stock purchase warrant expiring November 15, 1998 issued to her as a director of SAT on the same basis as those described in note (12) to this table and (b) 200,000 shares of the SAT Common Stock issuable upon the exercise at $2.125 per share of a Common Stock purchase warrant, the last installment of which expires May 12, 2003, issued pursuant to Ms. Masterson's terms of employment, which 200,000 shares are the only shares as to which the warrant to purchase an aggregate of 600,000 shares is currently excercisable or excercisable within 60 days of May 31, 1997.

(11) A director of SAT.

(12) The shares reported in this table include or reflect (a) 10,000 shares of the SAT Common Stock issuable upon the exercise at $1.9375 per share of a Common Stock purchase warrant expiring November 15, 1998 and (b) 10,000 shares of the SAT Common Stock issuable upon the exercise at $1.8125 per share of a Common Stock purchase warrant expiring November 15, 1999, both issued to the holder as a director of SAT who is not employed by SAT or any subsidiary thereof.

(13) The shares reported in the table include (a) 10,000 shares of the SAT Common Stock issuable upon the exercise at $1.9375 per share of a Common Stock purchase warrant expiring November 15, 1998 issued to Mr. McCord as a consultant to the Board of Directors of SAT and (b) 10,000 shares of the SAT Common Stock issuable upon the exercise at $1.8125 per share of a Common Stock purchase warrant expiring November 15, 1999 issued to him as a director of SAT on the same basis as those described in Note 12 to this table. The shares reported in the table do not include shares of the SAT Common Stock beneficially owned by Mr. McCord's wife, as to which shares he disclaims beneficial ownership.

(14) The shares reported in the table include (a) 10,000 shares of the SAT Common Stock issuable upon the exercise at $1.9375 per share of a Common Stock purchase warrant expiring November 15, 1998 issued to Mr. Rosen as a director on the same basis as those described in Note 12 to this table; (b) 10,000 shares of the SAT Common Stock issuable upon the exercise at $1.8125 per share of a Common Stock purchase warrant expiring November 15, 1999 issued to Mr. Rosen as a director on the same basis as those described in
     Note 12 to this table; (c) 200,000 shares of the SAT Common Stock issuable upon the exercise at $1.9375 per share of a Common Stock purchase warrant expiring November 15, 1998; (d) 150,000 shares of the SAT Common Stock issuable upon the exercise at $3.00 per share of a Common Stock purchase warrant expiring November 15, 2000; (e) 150,000 shares of the SAT Common Stock issuable upon the exercise at $2.00 per share of a Common Stock purchase warrant expiring November 15, 2000; (f) 300,000 shares of the SAT Common Stock issuable upon the exercise at $2.125 per share of a Common Stock purchase warrant expiring April 17, 1999; (g) 200,000 shares of the SAT Common Stock issuable upon the exercise at $2.00 per share of a Common Stock purchase warrant expiring December 2, 1999; and (h) 250,000 shares of the SAT Common Stock issuable upon the exercise at $2.00 per share of a Common Stock purchase warrant expiring December 17, 1999 acquired from his father who purchased the warrant in the Company's private placement consummated in February 1996. The Common Stock purchase warrants described in (c), (d) and (e) were issued to Mr. Rosen as consideration for his services, including those related to the private placement consummated in February 1996. 50,000 of the shares subject to each of the warrants described in (d) and (e) may be forfeited if none of the Common Stock purchase warrants issued to the purchasers in such private placement are exercised and may be reduced in the number of shares which may be exercised pro rata to the exercise of the private placement warrants.

(15) Brian Stutman was elected Vice President, Sales and Marketing of SAT on December 3, 1996.

(16) The shares reported in the table reflect (a) 176,250 shares of the SAT Common Stock issued to Brian Stutman in exchange for his ownership interest in RSA; (b) 59,876 shares of the SAT Common Stock issuable upon the exercise at $2.00 per share of a Common Stock purchase warrant expiring March 31, 1999 issued to him when the Common Stock purchase warrant to purchase 200,000 shares issued to RSA was divided among the RSA shareholders; and (c) 317,250 shares of the SAT Common Stock issuable upon the exercise at $2.125 per share of a Common Stock purchase warrant expiring May 20, 1999 issued to him in exchange for his ownership interest in RSA. The shares reported in the table exclude 15,000 shares of the SAT Common Stock issuable upon the exercise by Mr. Stutman at $2.125 per share of a Common Stock purchase warrant, the last installment of which expires June 23, 2004, because the warrant is not currently excercisable or excercisable within 60 days of June 30, 1997.

(17) Mr. Kline served as Vice President, Research and Development of SAT from March 25, 1997 to May 23, 1997, when he resigned as part of the program to study the feasibility of separating the interlocking relationships between SAT and U.S. Drug.

(18) The shares reported in the table include (a) 5,000 shares of the SAT Common Stock issuable upon the exercise at $2.125 per share of a Common Stock purchase warrant expiring July 17, 1998; (b) 10,000 shares of the SAT Common Stock issuable upon the exercise at $2.125 per share of a Common Stock purchase warrant expiring July 7, 1999; and (c) 12,500 shares of the SAT Common Stock issuable upon the exercise at $2.125 per share of a Common Stock purchase warrant, the last installment of which expires May 2, 2003, which are the only shares of a total of 50,000 shares subject to that warrant which are currently excercisable or excercisable within 60 days of June 30, 1997.

(19) The shares represented in the table reflect the shares of the SAT Common Stock reported elsewhere in the table (see the text relating to Notes 6, 8, 10, 12, 13, 14, 16 and 18) and do not reflect 40,000 shares of the SAT Common Stock issuable upon the exercise by an executive officer of SAT (not named in the table) at $2.125 per share of a Common Stock purchase warrant, the last installment of which expires December 15, 2003, because such Common Stock purchase warrant is not currently excercisable or excercisable within 60 days of June 30, 1997.

     As indicated elsewhere in this Report (see "Business of the Company -- General"), Good Ideas and U.S. Drug are the only subsidiaries of SAT which are not wholly-owned.

     As of June 30, 1997, no director or executive officer of SAT owned beneficially any shares of the Good Ideas Common Stock except for Mr. McCord who owned 10,000 shares. No director or officer of SAT owns any of the outstanding Good Ideas Common Stock purchase warrants and there are no outstanding stock options to purchase shares of the Good Ideas Common Stock. SAT itself owns 2,400,000 of the 3,948,600 outstanding shares of the Good Ideas Common Stock or 60.8% thereof.

     The following table reports, as of June 30, 1997, the number of shares of the U.S. Drug Common Stock beneficially owned by two directors of SAT as of such date. No other director or executive officer of SAT owns any shares of the U.S. Drug Common Stock.

                                                         NUMBER OF SHARES
                         NAME                           BENEFICIALLY OWNED    PERCENTAGE(1)
                         ----                           ------------------    --------------
Peter M. Mark.........................................        15,500               nil
Michael S. McCord.....................................        36,000(2)            nil

---------------
(1) The percentages computed in this column of the table are based upon 6,990,103 shares of the U.S. Drug Common Stock outstanding on June 30, 1997. No effect is given, pursuant to Rule 13d-3(d)(1) under the Exchange Act, to shares issuable upon the exercise of U.S. Drug Common Stock purchase warrants, all of which are currently excercisable, because neither director of SAT owns any such warrant.

(2) The shares reported in the table do not reflect an aggregate of 25,300 shares owned by affiliates of Mr. McCord as to which he disclaims beneficial ownership.

     SAT owns 5,268,203 shares of the 6,990,103 shares of the U.S. Drug Common Stock outstanding as of June 30, 1997 or 75.4% thereof. SAT's Board has authorized the purchase of 2,000,000 additional shares of the U.S. Drug Common Stock for $2,500,000 between May 1 and June 24, 1997, which would result in SAT owning 7,268,203 of the outstanding 8,990,103 shares of the U.S. Drug Common Stock or 80.8%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On November 8, 1996, SAT entered into a Convertible Loan and Warrant Agreement (the "Loan Agreement"), a copy of which is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference, with Steven A. Cohen and S.A.C. Capital Associates, LLC, an Anguilla limited liability company (collectively the "Lenders"), pursuant to which SAT borrowed $5,000,000 from the Lenders (the "Loan"). Prior thereto, the Lenders beneficially owned an aggregate of 2,342,200 shares of the SAT Common Stock. (For information as to the Lenders' beneficial ownership of shares of the SAT Common

Stock as of June 30, 1997, see the table under "Security Ownership of Certain Beneficial Owners and Management" elsewhere in this Report.) The Loan is evidenced by promissory notes (the "Convertible Notes") which are due and payable on November 8, 1999 and bear interest at the rate of seven percent per annum, payable quarterly. The Convertible Notes may not be prepaid without the consent of the Lenders and may not be assigned or negotiated without the consent of SAT. The Convertible Notes become convertible into shares of the SAT Common Stock after July 1, 1997 at a conversion price (the "Conversion Price") initially of $2.00 per share. The Conversion Price is subject to a downward adjustment (the "Market Price Adjustment") during the period from May 1, 1997 through May 1, 1998 based on the average market price for shares of the SAT Common Stock over the preceding 65 trading days excluding the date that either Lender sold shares of the SAT Common Stock in an Open Market Transaction (as hereinafter defined) and the trading days that are within 21 days of such date, provided that the Conversion Price will not be reduced below $1.375 as a result of this adjustment.

     In addition, the Conversion Price is subject to reduction pursuant to certain anti-dilution provisions, if SAT sells shares at less than the Conversion Price, or issues options or convertible securities which can be exercised at a price less than the Conversion Price. As a result of these anti-dilution provisions, the Conversion Price as of June 30, 1997 was $1.25 and the Lenders could acquire upon conversion 4,000,000 shares of the SAT Common Stock.

     Under the Loan Agreement, as long as any portion of the Convertible Notes are outstanding and thereafter as long as certain conditions are met, the Lenders may designate one person to be nominated by SAT for election to SAT's Board of Directors or may exercise observer rights at meetings of the SAT Board of Directors. The Agreement also imposes certain negative and affirmative covenants on SAT as long as any balance remains outstanding under the Convertible Notes. These covenants, among other matters, restrict SAT's ability to engage in acquisitions (other that the proposed acquisitions of SAT's two majority owned subsidiaries, Good Ideas and U.S. Drug) of companies that are not engaged exclusively in, or engaged in a business directly related to, the business of substance abuse testing, to pay dividends, to incur indebtedness (as defined in the Loan Agreement) senior to the Convertible Notes, to engage in certain related party transactions, to assign the rights in certain intellectual property, to terminate the employment of SAT's chief executive officer, to incur other indebtedness (as defined in the Loan Agreement) in excess of $1,000,000, to sell or otherwise dispose of any subsidiary or division of the corporation (with the exception of Good Ideas), to engage in other transactions with a value in excess of $1,000,000, and to amend SAT's Certificate of Incorporation or Bylaws or enter into any agreement that would adversely affect the rights and priorities of the Lenders. The Lenders also have the right to purchase additional shares of the Common Stock in any capital raising transaction through any public or private sale of shares of the SAT Common Stock effected by SAT and to acquire additional shares under certain other circumstances.

     In addition, pursuant to the Loan Agreement, the Lenders purchased for $1,000 Common Stock purchase warrants expiring June 30, 2000 (the "June 30 Warrants") to purchase an aggregate of 2,500,000 shares of the SAT Common Stock at an initial exercise price of $2.00 per share. The June 30 Warrants were not excercisable to any extent before July 1, 1997 and thereafter are excercisable only to the extent that, when added together with any other shares beneficially owned by the Lenders, would not result in the Lenders being deemed to be greater than ten percent stockholders subject to Section 16 of the Exchange Act . The number of shares of the SAT Common Stock which may be purchased pursuant to the June 30 Warrants is subject to a downward adjustment, but not less than 2,000,000 shares, in the event that the Conversion Price of the Notes is reduced, such that the number of shares purchasable pursuant to the June 30 Warrants will be reduced at a rate of one share for each 2.2727 additional shares of the SAT Common Stock which may be obtained upon conversion of the Convertible Notes as a result of any Market Price Adjustment. In addition, the exercise price is subject to reduction and the number of shares that may be purchased under the June 30 Warrants is subject to increase pursuant to certain anti-dilution provisions if SAT sells shares at less than the exercise price. As a result of these anti-dilution provisions, the June 30 Warrants were, as of June 30, 1997, excercisable at $1.25 per share into 4,000,000 shares of the SAT Common Stock. The June 30 Warrants are transferable subject to compliance with the Securities Act.

     Under the Loan Agreement, SAT agreed promptly to register under the Securities Act the shares issuable upon the conversion of the Convertible Notes and the exercise of the June 30 Warrants. Registration Statement on Form S-3, File No. 333-19979, was filed to fulfill such commitment, but is not yet effective During times (if any) when SAT has not maintained the registration statement in effect for a specified period or has failed to keep current any prospectus forming a part of such registration statement, SAT must pay the Lenders a cash penalty equal to ten percent of the outstanding principal under the Convertible Notes. Furthermore, the exercise price of the June 30 Warrants may be paid by using shares otherwise issuable thereunder if SAT does not comply with certain registration requirements. SAT and the Lenders entered into a Registration Rights Agreement, a copy of which is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference, pursuant to which the Lenders have "piggyback" rights to include shares in any registration statement filed by SAT, and on one occasion to demand registration of shares if the shares issued upon conversion of the Convertible Notes or exercise of the June 30 Warrants are not freely tradable. The right to demand registration may be assigned to a transferee of the securities.

     The Lenders have, as part of the Loan Agreement, agreed with SAT to certain volume restrictions on Open Market Transactions (as defined below) involving sales of the shares of the SAT Common Stock owned by them as of the date of the Agreement after the first 1,000,000 owned shares sold in Open Market Transactions. After the sale of 1,000,000 such owned shares in Open Market Transaction, the Lenders have agreed that, unless waived by SAT, they will not sell any of the remaining owned shares in Open Market Transactions unless: (i) the sales price for such shares (before any fees or commissions) is equal to or greater than the "Limit Price" (defined in the Loan Agreement as $2.00 per share subject to certain adjustments), (ii) the volume of shares sold by the Lenders on any trading day at a price below the Limit Price (before any fees or commissions) does not exceed 25% of the average daily trading volume of the SAT Common Stock reported for the five trading days immediately preceding the date of such sale, provided that any sales by the Lenders during the immediately preceding five trading days at a price below the Limit Price shall be excluded from the calculation of the average daily trading volume, or (iii) such shares are sold at the best offer price. For purposes of the Loan Agreement, the term "Open Market Transactions" means transactions that are reported on the consolidated quotation system other than block trades (as defined under Exchange Act Rule 10b-18). These volume sales limitations do not extend to any other transactions in the shares of the SAT Common Stock or to any shares of the SAT Common Stock that the Lenders may acquire after November 8, 1996.

     As a result of the five non-employee directors receiving Common Stock purchase warrants as part of their annual compensation, each of the Lenders received a Common Stock purchase warrant expiring November 15, 1999 (the "Lenders Warrant") to purchase 5,000 shares of the SAT Common Stock at $1.8125 per share. Pursuant to the Loan Agreement, so long as the Convertible Notes are outstanding, whenever the directors receive Common Stock purchase warrants to purchase shares of the Common Stock as compensation for serving in such capacity, each of the Lenders is entitled to receive a Common Stock purchase warrant to purchase one half of the shares of the SAT Common Stock subject to the director's warrant, the other terms and conditions of the Lender Warrant to be similar to those of the director's warrant.

     As a condition precedent to making its loans, the Lenders required that Robert M. Stutman, the Chairman of the Board, the Chief Executive Officer and a director of SAT, and Brian Stutman, Vice President, Sales and Marketing of SAT since December 3, 1996, surrender their secured position with respect to their promissory notes due May 21, 1997 (the "Promissory Notes") in the principal amount of $239,760 and $160,240, respectively, which they had received on May 21, 1996 as partial payment for their share ownership in RSA, and agree that the Promissory Notes would not be paid prior to the Convertible Notes except through the issuance of shares of the SAT Common Stock. In consideration of this sacrifice, the Board of Directors of SAT authorized on December 3, 1996 that the exercise price of $3.125 per share be reduced to $2.125 per share on Robert Stutman's Common Stock purchase warrant expiring May 20, 1999 to purchase 474,750 shares of the SAT Common Stock and on Brian Stutman's Common Stock purchase warrant also expiring May 20, 1999 to purchase 317,250 shares of the SAT Common Stock. On the same day, the Messrs. Stutman surrendered their Promissory Notes, the principal amount and interest thereon being used to allow Robert Stutman to exercise his Common Stock purchase warrant expiring December 13, 1998 for 127,500 shares as to 124,375 shares and Brian Stutman to exercise his Common Stock purchase warrant also expiring December 13, 1998 as to all 72,500 shares subject thereto and his Common Stock purchase warrant expiring March 31, 1999 for 70,500 shares as 10,624 shares, thereby permitting SAT to cancel an aggregate of $415,000 in indebtedness to them ($400,000 in principal and $15,000 in interest).

     In February 1996, Lee S. Rosen, a director of SAT, received (1) $100,000 and (2)(a) a Common Stock purchase warrant expiring November 15, 1998 to purchase 400,000 shares of the SAT Common Stock at $1.9375 per share, (b) a Common Stock purchase warrant expiring November 15, 2000 to purchase 150,000 shares of the SAT Common Stock at $3.00 per share and (c) a Common Stock purchase warrant to purchase 150,000 shares of the SAT Common Stock at $4.00 per share for services performed in connection with SAT's offering of 2,000,000 shares of the SAT Common Stock pursuant to Regulation D of the Securities Act. The latter two warrants can only be exercised as to 50,000 shares of the SAT Common Stock subject thereto in proportion to the shares issued upon the exercise of December 17 Warrants to purchase 2,000,000 shares of the SAT Common Stock at $2.00 per share issued to the purchasers in such prior placement. During May and June 1996, Mr. Rosen was paid an additional $400,000 for services rendered to SAT in connection with the exercise of outstanding Common Stock purchase warrants to purchase shares of the SAT Common Stock. The payments to Mr. Rosen have been charged to Additional Paid-In Capital. Mr. Rosen also received a Common Stock purchase warrant expiring April 17, 1999 (the "April 17 Warrant") to purchase 300,000 shares of the SAT Common Stock at $3.125 per share.

     On June 19, 1996, the SAT Board authorized SAT to engage a consultant for whom the consideration was to be 200,000 shares of the SAT Common Stock. Mr. Rosen fulfilled SAT's obligation to such consultant by delivery of his own shares. In consideration thereof, on December 3, 1996, the SAT Board authorized
(1) Mr. Rosen's exercise of the Common Stock purchase warrant expiring November 15, 1998 as to 200,000 of the 400,000 shares of the SAT Common Stock, the consideration therefor being the value of the consultant's services (i.e., the product of 200,000 shares and the closing sales price of $2.875 per share on June 19, 1996 or $575,000); (2) the issuance to Mr. Rosen of a Common Stock purchase warrant expiring December 2, 1999 to purchase 200,000 shares of the SAT Common Stock at $2.00 per share; and (3) a reduction in the exercise price of his Common Stock purchase warrant expiring November 15, 2000 from $4.00 to $2.00 per share.

     On January 23, 1997, in consideration of certain services which Mr. Rosen had performed and certain existing and potential liabilities as to which he had become subject as a result of the 1995 consent solicitation, the SAT Board authorized a reduction in the exercise price of the April 17 Warrant (see the second preceding paragraph) from $3.125 to $2.125 per share. On December 6, 1996, the Board had authorized a similar reduction in exercise price for Common Stock purchase warrants to purchase an aggregate of 259,000 shares of the SAT Common Stock held by employees of the Company.

     As a result of a consent solicitation against SAT which was settled in September 1995, Mr. Rosen became the defendant in two arbitration proceedings in which a judgment of $170,000 was entered in one proceeding and the other was settled for $221,000. On January 23, 1997, the Board of Directors informally agreed (and on June 24, 1997 formally authorized) payment of these amounts plus Mr. Rosen's legal expenses, the total payments aggregating $416,000 as delayed expenses due to the consent solicitation as to which SAT had agreed to pay all expenses of the member of the dissident Committee (of which Mr. Rosen was a member).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1.  Financial Statements

     The Company's financial statements appear in a separate section of this Report commencing on the pages referenced below:

                                                              PAGE
                                                              ----
Report of the Independent Certified Public Accountants......  F-1
Report of the Independent Certified Public Accountants......  F-2
Consolidated Balance Sheets at March 31, 1997 and 1996......  F-3
Consolidated Statements of Operations for the Years Ended
  March 31, 1997, 1996 and 1995.............................  F-4
Consolidated Statements of Stockholders Equity for the Years
  Ended March 31, 1997, 1996 and 1995.......................  F-5
Consolidated Statements of Cash Flows for the Years Ended
  March 31, 1997, 1996 and 1995.............................  F-7
Notes to Consolidated Financial Statements..................  F-9

     (a) 2.  Financial Statement Schedules

     The following financial statement schedule of Substance Abuse Technologies, Inc. and subsidiaries are included herein.

           Schedule II  Valuation and qualifying accounts

     All other schedules are omitted as they are not required, are inapplicable, or the information is included in the financial statements or notes thereto.

     (a) 3.  Exhibits

     All of the following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement filed under the Securities Act of 1933, as amended (the "Securities Act"), or a periodic report filed by SAT, Good Ideas or U.S. Drug pursuant to Section 13 of the Exchange Act. An exhibit marked with an asterisk is filed with this Report.

   NUMBER                               EXHIBITS
   ------                               --------
2(a)          Copy of Exchange of Stock Agreement and Plan of
              Reorganization dated May 7, 1992 between Good Ideas
              Enterprises, Inc., a Texas corporation ("Good Ideas Texas"),
              U.S. Alcohol & Drug Testing International N.V. and David
              Brooks.(1)
2(b)          Copy of Agreement and Plan of Merger dated as of April 12,
              1996 by and among SAT, Good Ideas Acquisition Corp. and Good
              Ideas.(2)
2(b)(1)*      Copy of Agreement and Plan of Merger dated as of February
              17, 1997 by and among SAT, Good Ideas Acquisition Corp. and
              Good Ideas.
2(c)          Copy of Agreement and Plan of Merger dated as of April 23,
              1996 by and among SAT, U.S. Drug Acquisition Corp. and U.S.
              Drug.(3)
2(c)(1)*      Copy of Agreement and Plan of Merger dated as of February
              17, 1997 by and among SAT, U.S. Drug Acquisition Corp. and
              U.S. Drug.
2(d)          Copy of the Certificate of Merger of Good Ideas Texas with and into Good Ideas as filed on December 17, 1992.(1)
3(a)          Copy of Certificate of Incorporation of SAT as filed in
              Delaware on April 15, 1987.(4)
3(a)(1)       Copy of Amendment to the Certificate of Incorporation as
              filed in Delaware on July 10, 1989.(4)

   NUMBER                               EXHIBITS
   ------                               --------
3(a)(2)       Copy of Amendment to the Certificate of Incorporation as
              filed in Delaware on September 25, 1989.(4)
3(a)(3)       Copy of Amendment to the Certificate of Incorporation as
              filed in Delaware on October 5, 1990.(4)
3(a)(4)       Copy of Amendment to the Certificate of Incorporation as
              filed in Delaware on December 26, 1990.(5)
3(a)(5)       Copy of Amendment to the Certificate of Incorporation as
              filed in Delaware on November 1, 1991.(5)
3(a)(6)       Copy of Amendment to the Certificate of Incorporation as
              filed in Delaware on May 20, 1992.(6)
3(a)(7)*      Copy of Amendment to the Certificate of Incorporation as
              filed in Delaware on October 28, 1996.
3(b)          Copy of By-Laws of SAT.(4)
4(a)          Specimen of Common Stock certificate of U.S. Alcohol Testing of America, Inc.(4)
4(a)(1)*      Specimen of Common Stock certificate of SAT.
4(b)          Specimen of Class "A" Cumulative and Convertible Preferred
              Stock certificate of U.S. Alcohol Testing of America,
              Inc.(4)
4(b)(1)*      Specimen of Class "A" Cumulative and Convertible Preferred
              Stock certificate of SAT.
4(c)          Specimen of Class "B" Non-Voting Preferred Stock certificate of U.S. Alcohol Testing of America, Inc.(7)
4(d)          Copy of Convertible Loan and Warrant Agreement dated
              November 8, 1996 by and between SAT, S.A.C. Capital
              Associates, LLC and Steven A. Cohen.(13)
4(d)(1)       Form of Registration Rights Agreement is Exhibit A to
              Exhibit 4(d) hereto.(13)
4(d)(2)       Form of Convertible Senior Promissory Note due November 8,
              1999 is Exhibit B to Exhibit 4(d) hereto.(13)
4(d)(3)       Form of Common Stock Purchase Warrant expiring June 30, 2000 is Exhibit C to Exhibit 4(d) hereto.(13)
4(e)*         Copy of Convertible Debenture and Preferred Stock Purchase
              Agreement dated as of May 8, 1997 between SAT and Southbrook
              International Investments, Ltd. ("Southbrook").
4(e)(1)*      Registration Rights Agreement dated as of May 8, 1996
              between SAT and Southbrook.
4(e)(2)*      Class B Exchange Agreement dated as of May 8, 1997 between
              SAT and Southbrook.
4(e)(3)*      14% Convertible Debenture of SAT due May 8, 2000.
4(e)(4)*      Form of Common Stock Purchase Warrant expiring May 8, 2000.
10(a)         Form of the Company's Indemnification Agreement with
              Officers and Directors.(4)
10(b)         Copy of License Agreement dated January 24, 1992 by and
              between the United States Department of the Navy and SAT.
              (Confidential Treatment Requested for Exhibit.)(8)
10(b)(1)      Copy of Amendment dated March 15, 1994 to License Agreement filed as Exhibit 10(b) hereto.(3)
10(b)(2)      Copy of Amendment dated June 16, 1995 to License Agreement filed as Exhibit 10(b) hereto.(3)
10(b)(3)      Copy of Letter dated May 15, 1995 from the USN to SAT.(3)
10(c)         Copy of Assignment dated as of January 1, 1993 between SAT and U.S. Drug of the Licensing Agreement filed as Exhibit
              10(b) hereto.(8)

   NUMBER                               EXHIBITS
   ------                               --------
10(c)(1)      Copy of Amended Sublicense Agreement dated September 23,
              1993 superseding the Assignment filed as Exhibit 10(b)
              hereto.(3)
10(c)(2)      Copy of Approval dated September 24, 1993 by the USN of
              Amended Sublicense Agreement filed as Exhibit 10(b)
              hereto.(3)
10(d)         Copy of Cooperative Research Agreement (the "CRDA
              Agreement") dated April 16, 1992 by and between Naval
              Research Laboratory Section, United States Department of the
              Navy, and SAT.(8)
10(d)(1)      Copy of Assignment of CRDA Agreement dated as of January 1,
              1993 by and between U.S. Drug and SAT.(8)
10(e)         Copy of Management Agreement dated April 1, 1993 by and
              between U.S. Drug and SAT.(8)
10(e)(1)      Copy of Amendment dated July 20, 1993 to Management Services
              Agreement filed as Exhibit 10(e) hereto.(8)
10(f)         Copy of Management Services Agreement dated December 29,
              1993 by and between Good Ideas and SAT.(2)
10(g)         Copy of Equipment, Licensing, Servicing and Maintenance
              Agreement dated as of December 13, 1994 by and between SAT and METPATH, Inc.(7)
10(h)         Copy of Equipment, Licensing, Servicing and Maintenance
              Agreement dated as of December 22, 1994 by and between SAT and National Health Laboratories Incorporated.(7)
10(i)         Copy of Lease dated March 18, 1991 by and between Rancho
              Cucamonga Business Park (now The Realty Trust) as landlord and SAT as tenant.(7)
10(j)(1)      Copy of Lease Modification Agreement to Lease filed as
              Exhibit 10(o) hereto.(7)
10(j)(2)      Copy of Sub-Lease Agreement dated as of January 1, 1993 by and between SAT as sublandlord and U.S. Drug as
              subtenant.(8)
10(j)(3)*     Copy of Third Amendment dated January 2, 1997 to Lease filed as Exhibit 10(j) hereto.
10(k)         Copy of Lease dated December 9, 1992 by and between Melvin
              E. Evans as landlord and Good Ideas as tenant.(1)
10(l)         Copy of Lease expiring June 30, 1999 by and between Rancho
              Cucamonga Business Park as landlord and U.S. Rubber
              Recycling, Inc. ("USRR") as tenant.(7)
10(m)         Copy of Consulting and Royalty Agreement dated June 20, 1988 between Manley Luckey and SAT.(4)
10(m)(1)      Copy of Amendment dated August 1990 to Consulting and
              Royalty Agreement filed as Exhibit 10(m) hereto.(4)
10(n)         Form of Warrant Agreement dated December 17, 1990 between J.
              Gregory & Company Inc. and SAT.(4)
10(n)(1)      Form of Underwriter's Warrant expiring December 17, 1997 of
              SAT.(4)
10(o)         Form of Common Stock purchase warrant expiring October 31,
              1996 of SAT.(6)
10(p)         Form of Common Stock purchase warrant.(5)

   NUMBER                               EXHIBITS
   ------                               --------
              SAT's Common Stock purchase warrants expiring August 28,
              1996, September 1, 1996, September 16, 1996, September 30,
              1996, October 31, 1996, May 17, 1997, September 16, 1997,
              November 1, 1997, December 17, 1997, December 31, 1997,
              February 28, 1998, April 15, 1998, July 17, 1998, August 27,
              1998, September 1, 1998, November 1, 1998, November 15,
              1998, December 13, 1998, December 20, 1998, December 27,
              1998, January 2, 1999, January 31, 1999, February 26, 1999,
              February 28, 1999, March 31, 1999, April 14, 1999, April 17,
              1999, May 12, 1999, July 17, 1999, July 19, 1999, August 11,
              1999, December 31, 1999, January 29, 2000, October 19, 2000,
              December 31, 2000 and December 31, 2001 are substantially
              identical to the form of Common Stock purchase warrant filed
              (by incorporation by reference) as Exhibit 10(p) hereto
              except as to the name of the holder, the expiration date and the exercise price and, accordingly, pursuant to Instruction
              2 to Item 601 of Regulation S-K under the Securities Act are not individually filed.
10(q)         Restricted Stock, Non-Qualified Option and Incentive Stock
              Option Plan of SAT.(4)
10(q)(1)      Form of Stock Option expiring August 1, 2004 issued pursuant to Exhibit 10(q) hereto.(7)
10(r)         Form of Common Stock purchase warrant expiring December 17,
              1999.(9)
10(s)         Form of Warrant Agreement by and between Good Ideas and
              Baraban Securities, Incorporated.(1)
10(s)(1)      Form of Common Stock purchase warrant expiring February 16,
              1999 of Good Ideas.(1)
10(s)(2)      Form of Common Stock purchase warrant expiring February 16,
              1999 of SAT to be issued in lieu of the Common Stock
              purchase warrant of Good Ideas filed as Exhibit 10(s)(1)
              hereto.
10(t)         Copy of Agreement made as of December 14, 1995 by and
              between SAT, ProActive Synergies, Inc., Robert Stutman &
              Associates, Inc. and Robert Stutman.(10)
10(u)         Copy of Asset Purchase Agreement dated April 30, 1996 by and among USRR, SAT and Reclamation Resources Inc.(11)
10(v)         Copy of Stock Purchase Agreement dated as of May 21, 1996 by and among SAT, Robert Stutman, Brian Stutman, Sandra DeBow,
              Michael Rochelle and Kimberly Rochelle.(11)
10(v)(1)      Form of Secured Promissory Note dated May 21, 1996 is
              Exhibit A to Exhibit 10(v) hereto.
10(v)(2)      Form of Security Agreement dated May 21, 1996 by and among
              SAT, Robert Stutman and Brian Stutman is Exhibit C to
              Exhibit 10(v) hereto.
10(v)(3)      Form of SAT Warrant expiring May 20, 1999 is Exhibit B to
              Exhibit 10(v) hereto.
10(v)(4)      Form of Registration Rights Agreement dated as of May 21,
              1996 by and between SAT, Robert Stutman, Brian Stutman,
              Michael Rochelle, Kimberly Rochelle and Sandra DeBow is
              Exhibit D to Exhibit 10(v) hereto.
10(w)         Copy of Severance Agreement dated May 21, 1996 by and
              between SAT and Robert Stutman.(11)
10(w)(1)*     Copy of Amended and Restated Severance Agreement dated May
              21, 1997 by and between SAT and Robert Stutman.
10(x)         Copy of Severance Agreement dated May 21, 1996 by and
              between SAT and Brian Stutman.(11)
10(y)*        Copy of Severance Agreement dated June 27, 1996 by and
              between SAT and Linda H. Masterson.
10(z)*        Copy of Severance Agreement dated June   , 1997 by and
              between David L. Dorff.

   NUMBER                               EXHIBITS
   ------                               --------
10(aa)*       Copy of Sublease dated as of June 20, 1996 by and between
              Lifecare Investments, Inc. ("Lifecare"), Sublessor, and SAT,
              Sublessee.
10(aa)(1)*    Copy of Wingate Commons Business Park Net Lease dated
              September 27, 1991 by and between Reynolds Metals
              Development Company, Landlord, and Lifecare, Tenant.
10(aa)(2)*    Copy of First Addendum to the Lease filed as Exhibit
              10(aa)(1) hereto.
10(aa)(3)*    Copy of Second Addendum to the Lease filed as Exhibit
              10(aa)(1) hereto.
10(bb)        Copy of Demand Promissory Note dated March 31, 1995 executed by SAT in favor of Good Ideas.(12)
10(bb)(1)     Copy of Demand Promissory Note dated March 31, 1995 executed by USRR in favor of Good Ideas.(12)
10(cc)        Form of Warrant Agreement by and between U.S. Drug and
              Baraban Securities, Incorporated.(8)
10(cc)(1)     Form of Common Stock purchase warrant expiring October 13,
              1998 of U.S. Drug.(8).
10(cc)(2)*    Form of Common Stock purchase warrant expiring October 13,
              1998 of SAT to be issued in lieu of the Common Stock
              purchase warrant of U.S. Drug filed as Exhibit 10(cc)(1)
              hereto.
10(dd)*       Form of Common Stock purchase warrant expiring November 15,
              1999. SAT's Common Stock purchase warrants expiring November
              15, 1999, December 2, 1999 and three years from the
              effective date of a registration statement under the
              Securities Act are substantially identical to the form of
              Common Stock purchase warrant filed as Exhibit 10(dd) hereto except as to the name of the holder, the expiration date and the exercise price and, accordingly, pursuant to Instruction
              2 to Item 601 of Regulation S-K under the Securities Act are not individually filed.
10(ee)*       Form of Common Stock purchase warrant with deferred
              exercise.
              SAT's Common Stock purchase warrants expiring three years
              from the effective date of a registration statement under
              the Securities Act and those issued or to be issued to
              employees, of which the currently outstanding warrants
              expire between September 11, 2000 and June 23, 2004, are
              substantially identical to the form of Common Stock purchase warrant filed as Exhibit 10(ee) hereto except as to the name of the holder, the expiration date and the exercise price
              and, accordingly, pursuant to Instruction 2 to Item 601 of
              Regulation S-K under the Securities Act are not individually filed.
10(ff)        Copy of Employment Agreement dated December 31, 1993 between
              SAT and James C. Witham.(7)
10(gg)        Copy of Employment Agreement dated December 13, 1993 between
              SAT and Karen B. Laustsen.(7)
10(hh)        Copy of Employment Agreement dated December 13, 1993 between
              SAT and Gary S. Wolff.(7)
10(ii)        Copy of Employment Agreement dated December 13, 1993 between
              SAT and Michael J. Witham.(7)
16            Copy of Letter dated November 16, 1995 from Wolinetz,
              Gottlieb & Lafazan, P.C. to the Securities and Exchange
              Commission.(14)
21*           Subsidiaries of SAT.

---------------
 (1) Filed as an exhibit to Good Ideas' Registration Statement on Form S-1, File No. 33-73494, and incorporated herein by this reference.

 (2) Filed as an exhibit to Good Ideas' Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by this reference.

 (3) Filed as an exhibit to U.S. Drug's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by this reference.

 (4) Filed as an exhibit to SAT's Registration Statement on Form S-18, File No. 33-29718, and incorporated herein by this reference.

 (5) Filed as an exhibit to SAT's Registration Statement on Form S-1, File No. 33-43337, and incorporated herein by this reference.

 (6) Filed as an exhibit to SAT's Registration Statement on Form S-1, File No. 33-47855, and incorporated herein by this reference.

 (7) Filed as an exhibit to SAT's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by this reference.

 (8) Filed as an exhibit to U.S. Drug's Registration Statement on Form SB-2, File No. 33-61786, and incorporated herein by this reference.

 (9) Filed as an exhibit to SAT's Current Report on Form 8-K filed on November 2, 1992 and incorporated herein by this reference.

(10) Filed as an exhibit to SAT's Registration Statement on Form S-8 filed on March 5, 1996 and incorporated herein by this reference.

(11) Filed as an exhibit to SAT's Current Report on Form 8-K filed on June 5, 1996 and incorporated herein by this reference.

(12) Filed as an exhibit to Good Ideas' Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by this reference.

(13) Filed as an exhibit to Amendment 2 to Schedule 13D filed by Steven A. Cohen on November 12, 1996 and incorporated herein by this reference.

(14) Filed as an Exhibit to SAT's Current Report on Form 8-K/A filed on November 22, 1995 and incorporated herein by this reference.

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 14, 1997.

                                          SUBSTANCE ABUSE TECHNOLOGIES, INC.
                                                        (Company)

                                          By: /s/   ROBERT M. STUTMAN
                                            ------------------------------------
                                                       Robert M. Stutman
                                                 Chairman and Chief Executive
                                                           Officer

     Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on July 14, 1997.

                      SIGNATURE                                              TITLE
                      ---------                                              -----

                /s/ ROBERT M. STUTMAN                    Principal Executive Officer and Director
-----------------------------------------------------
                  Robert M. Stutman

                 /s/ ROBERT MUCCINI                      Principal Financial and Accounting Officer
-----------------------------------------------------
                   Robert Muccini

                 /s/ ALAN I. GOLDMAN                     Director
-----------------------------------------------------
                   Alan I. Goldman

                  /s/ JOHN C. LAWN                       Director
-----------------------------------------------------
                    John C. Lawn

                  /s/ PETER M. MARK                      Director
-----------------------------------------------------
                    Peter M. Mark

               /s/ LINDA H. MASTERSON                    Director
-----------------------------------------------------
                 Linda H. Masterson

                  /s/ LEE S. ROSEN                       Director
-----------------------------------------------------
                    Lee S. Rosen

                /s/ MICHAEL S. MCCORD                    Director
-----------------------------------------------------
                  Michael S. McCord

                 /s/ DAVID L. DORFF                      Director
-----------------------------------------------------
                   David L. Dorff

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Substance Abuse Technologies, Inc.
Fort Lauderdale, Florida

     We have audited the accompanying consolidated balance sheets of Substance Abuse Technologies, Inc. (formerly U.S. Alcohol Testing of America, Inc.) and subsidiaries (the Company) as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Substance Abuse Technologies, Inc. and subsidiaries at March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, present fairly in all material respects the information set forth therein.

     The accompanying financial statements have been prepared assuming that Substance Abuse Technologies, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and, at March 31, 1997, has a working capital deficiency and a deficiency in stockholders' equity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                            ERNST & YOUNG LLP

Miami, Florida
July 3, 1997, except for Note 13,
  as to which the date is July 7, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Substance Abuse Technologies, Inc.
Fort Lauderdale, Florida

     We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Substance Abuse Technologies, Inc. (formerly U.S. Alcohol Testing of America, Inc.) and subsidiaries for the year ended March 31, 1995. These consolidated statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether these statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated statements referred to above present fairly, in all material respects, the results of operations and cash flows of Substance Abuse Technologies, Inc. and subsidiaries for the year ended March 31, 1995, in conformity with generally accepted accounting principles.

                                          WOLINETZ, GOTTLIEB & LAFAZAN, P.C.

Rockville Centre, New York
May 26, 1995

              SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,       MARCH 31,
                                                                  1997            1996
                                                              ------------    ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $    634,429    $  1,204,646
  Accounts receivable (net of allowance for bad debts of
    $650,000 in 1997 and $112,000 in 1996)..................       473,115         278,874
  Inventories...............................................        16,675         681,839
  Prepaid expenses and other current assets.................       224,634         255,637
  Current portion of note receivable........................        50,000              --
  Current assets of discontinued operations, net............            --         256,654
                                                              ------------    ------------
         Total current assets...............................     1,398,853       2,677,650
Property and equipment (net of accumulated depreciation of
  $1,137,300 in 1997 and $1,469,692 in 1996)................     1,246,374       2,691,979
Costs in excess of net assets acquired (net of accumulated
  amortization of $306,300 in 1997 and $93,912 in 1996).....     4,774,099         797,393
Other assets................................................       484,394          60,950
Note receivable.............................................       250,000              --
Noncurrent assets of discontinued operations, net...........            --         307,868
                                                              ------------    ------------
                                                              $  8,153,720    $  6,535,840
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,305,484    $    487,320
  Accrued expenses..........................................     1,389,339         468,150
  Current liabilities of discontinued operations, net.......         7,396              --
  Current portion of capital lease obligations..............        71,324          29,395
  Preferred stock dividend payable..........................         7,202           7,202
                                                              ------------    ------------
         Total current liabilities..........................     2,780,745         992,067
Convertible debentures, net of unamortized discount of
  $1,151,161................................................     3,848,839              --
Long-term portion of capital lease obligations..............       295,271          32,935
Long-term portion of royalties payable......................       980,000              --
Commitments and contingencies
Minority interest...........................................       845,349       1,478,508
Stockholders' (deficit) equity:
  Class "A" preferred stock, $.01 par value; 500,000 shares
    authorized, 41,157 shares issued and outstanding in 1997
    and 1996 (liquidation preference of $205,785 in 1997 and
    1996)...................................................           412             412
  Class "B" preferred stock, $.01 par value; 1,500,000
    shares authorized, no shares issued and outstanding.....            --              --
  Common stock, $.01 par value; 50,000,000 shares
    authorized, 36,030,591 and 32,480,010 shares issued and
    outstanding in 1997 and 1996, respectively..............       360,306         324,800
  Additional paid-in capital................................    55,956,113      45,176,619
  Accumulated deficit.......................................   (56,913,315)    (41,469,501)
                                                              ------------    ------------
         Total stockholders' equity (deficit)...............      (596,484)      4,032,330
                                                              ------------    ------------
                                                              $  8,153,720    $  6,535,840
                                                              ============    ============

                            See accompanying notes.

              SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     FOR THE YEARS ENDED MARCH 31
                                                              -------------------------------------------
                                                                  1997            1996           1995
                                                              ------------    ------------    -----------
Continuing operations:
  Net sales:
    Alcohol products........................................  $    952,719    $    748,793    $ 1,069,498
    Services................................................     1,771,086         416,868        625,717
                                                              ------------    ------------    -----------
                                                                 2,723,805       1,165,661      1,695,215
  Costs and expenses:
    Cost of alcohol products sales (exclusive of
     depreciation shown below)..............................       735,498         903,984        936,991
    Cost of services provided...............................     1,258,037         304,742        460,043
    Selling, general and administrative expenses (exclusive
     of depreciation shown below) ..........................     9,085,331       5,720,592      5,284,405
    Research and development................................     1,787,213       1,005,832      1,248,962
    Depreciation and amortization...........................     1,166,698       1,017,534        695,367
    Write-off of costs in excess of net assets acquired.....       714,377              --             --
    Write-off of assets associated with abandonment of
     breath alcohol and cost-per-test services..............     1,850,209              --             --
    Present value of future royalty payments................     1,100,000              --             --
    Loss from settlement of litigation......................       416,421       1,137,914             --
                                                              ------------    ------------    -----------
        Total costs and expenses............................    18,113,784      10,090,598      8,625,768
                                                              ------------    ------------    -----------
  Loss from operations......................................   (15,389,979)     (8,924,937)    (6,930,553)
  Other income (expense):
    Interest expense........................................      (330,558)        (81,450)       (46,069)
    Interest income.........................................        75,065         116,075        250,486
    Loss on sale of marketable securities...................            --      (1,889,216)      (154,707)
    Unrealized gain (loss) on marketable securities.........            --       2,190,721       (579,991)
    Loss on disposal of property and equipment..............       (50,922)             --             --
    Other...................................................            --          (8,704)       (14,925)
                                                              ------------    ------------    -----------
        Total other (expense) income........................      (306,415)        327,426       (545,206)
                                                              ------------    ------------    -----------
  Loss from continuing operations before minority interest
    in net loss of subsidiaries.............................   (15,696,394)     (8,597,511)    (7,475,759)
  Minority interest in net loss of subsidiaries, net of
    subsidiary preferred stock dividends paid...............       567,469         541,466        769,632
                                                              ------------    ------------    -----------
  Loss from continuing operations...........................   (15,128,925)     (8,056,045)    (6,706,127)
Discontinued operations:
  Loss from operations before minority interest.............            --      (1,545,457)      (857,575)
  Minority interest in net loss.............................            --         467,183        327,306
  Loss on disposal, net of minority interest of $58,591 in
    1997 and $143,671 in 1996...............................      (314,889)     (1,326,267)            --
                                                              ------------    ------------    -----------
Loss from discontinued operations...........................      (314,889)     (2,404,541)      (530,269)
                                                              ------------    ------------    -----------
Net loss....................................................  $(15,443,814)   $(10,460,586)   $(7,236,396)
                                                              ============    ============    ===========
Weighted average common shares outstanding..................    35,327,631      29,834,502     25,691,674
                                                              ============    ============    ===========
Loss applicable to common stock:
  Net loss..................................................  $(15,443,814)   $(10,460,586)   $(7,236,396)
  Class "A" preferred stock dividend........................       (28,810)        (28,810)       (39,179)
  Class "B" preferred stock dividend........................            --              --         (2,425)
                                                              ------------    ------------    -----------
Loss applicable to common stock.............................  $(15,472,624)   $(10,489,396)   $(7,278,000)
                                                              ============    ============    ===========
Loss per common share:
  Loss from continuing operations...........................  $      (0.43)   $      (0.27)   $     (0.26)
  Loss from discontinued operations.........................         (0.01)          (0.08)         (0.02)
                                                              ------------    ------------    -----------
Net loss per common share...................................  $      (0.44)   $      (0.35)   $     (0.28)
                                                              ============    ============    ===========

                            See accompanying notes.

              SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                   YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                      CLASS "A"     CLASS "B"               ADDITIONAL
                                      PREFERRED     PREFERRED     COMMON      PAID-IN     ACCUMULATED
                                        STOCK         STOCK       STOCK       CAPITAL       DEFICIT         TOTAL
                                     -----------   -----------   --------   -----------   ------------   ------------
Balance at April 1, 1994...........     $502          $ 88       $240,522   $30,375,782   $(23,772,519)  $  6,844,375
  Issuance of 39,375 shares of
    common stock upon conversion of
    8,750 shares of class "B"
    preferred stock................       --           (88)           394          (306)            --             --
  Issuance of 40,725 shares of
    common stock upon conversion of
    9,050 shares of class "A"
    preferred stock................      (90)           --            407          (317)            --             --
  Issuance of 812,018 shares of
    common stock upon exercise of
    warrants.......................       --            --          8,121     1,762,397             --      1,770,518
  Dividend on Class "A" preferred
    stock..........................       --            --             --       (39,179)            --        (39,179)
  Dividend on Class "B" preferred
    stock..........................       --            --             --        (2,425)            --         (2,425)
  Issuance of 1,333,333 shares of
    common stock in connection with
    settlement of class action
    litigation.....................       --            --         13,333     2,986,667             --      3,000,000
  Additional paid-in capital
    arising from additional
    investment in Good Ideas
    Enterprises, Inc. by minority
    interest ......................       --            --             --       165,977             --        165,977
  Issuance of 931 shares of common
    stock in payment of class "B"
    preferred stock dividend.......       --            --             10         2,415             --          2,425
  Issuance of 30,000 shares of
    common stock to directors for
    directors' fees................       --            --            300        54,075             --         54,375
  Issuance of 782,321 shares of
    common stock in connection with
    acquisitions...................       --            --          7,823     1,556,819             --      1,564,642
  Issuance of 1,050,000 shares of
    common stock in connection with
    a private placement, net of
    related costs..................       --            --         10,500     1,584,343             --      1,594,843
  Expenses of warrant exercise.....       --            --             --       (25,213)            --        (25,213)
  Other............................       --            --              1            (1)            --             --
  Net loss for year ended March 31,
    1995...........................       --            --             --            --     (7,236,396)    (7,236,396)
                                        ----          ----       --------   -----------   ------------   ------------
Balance at March 31, 1995..........      412            --        281,411    38,421,034    (31,008,915)     7,693,942
  Dividend on Class "A" preferred
    stock..........................       --            --             --       (28,810)            --        (28,810)
  Additional paid-in capital
    arising from surrender of
    capital in Good Ideas
    Enterprises, Inc. by minority
    shareholder....................       --            --             --        97,674             --         97,674
  Issuance of 2,152,469 shares of
    common stock in connection with
    a private placement to
    international investors........       --            --         21,524     3,016,981             --      3,038,505
  Issuance of 116,500 shares of
    common stock upon exercise of
    warrants.......................       --            --          1,165       165,440             --        166,605

              SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      CLASS "A"     CLASS "B"               ADDITIONAL
                                      PREFERRED     PREFERRED     COMMON      PAID-IN     ACCUMULATED
                                        STOCK         STOCK       STOCK       CAPITAL       DEFICIT         TOTAL
                                     -----------   -----------   --------   -----------   ------------   ------------
  Issuance of 20,000 shares of
    common stock to directors for
    director's fees................       --            --            200        37,300             --         37,500
  Issuance of 2,000,000 shares of
    common stock in connection with
    a private placement under
    Regulation D...................       --            --         20,000     3,730,000             --      3,750,000
  Expenses of stock offerings and
    warrant exercises..............       --            --             --      (362,500)            --       (362,500)
  Issuance of 50,000 shares of
    common stock to consultant for
    investor relations and
    financial consulting
    services.......................       --            --            500        99,500             --        100,000
  Net loss for year ended March 31,
    1996...........................       --            --             --            --    (10,460,586)   (10,460,586)
                                        ----          ----       --------   -----------   ------------   ------------
Balance at March 31, 1996..........      412            --        324,800    45,176,619    (41,469,501)     4,032,330
  Dividend on Class "A" preferred
    stock..........................       --            --             --       (28,810)            --        (28,810)
  Exercise of warrants by director
    for 200,000 shares of common
    stock which were issued, on
    behalf of the company to a
    consultant.....................       --            --          2,000       573,000             --        575,000
  Issuance of 2,630,582 shares of
    common stock upon exercise of
    warrants, net of expenses......       --            --         26,306     4,204,316             --      4,230,622
  Issuance of 207,499 shares of
    common stock upon exercise of
    warrants by officers in
    connection with the
    extinguishment of a $400,000
    note payable, plus accrued
    interest.......................       --            --          2,075       412,925             --        415,000
  Issuance of 500,000 shares of
    common stock and warrants to
    purchase 900,000 shares of
    common stock in connection with
    an acquisition.................       --            --          5,000     2,757,500             --      2,762,500
  Value of warrants issued to
    consultants for investor
    relations and financial
    consulting services............       --            --             --     1,317,000             --      1,317,000
  Value of warrants attached to
    convertible debentures.........       --            --             --     1,300,000             --      1,300,000
  Issuance of 12,500 shares of
    common stock upon exercise of
    stock options..................       --            --            125        29,563             --         29,688
  Change in value of warrants
    resulting from modification of
    terms..........................       --            --             --       214,000             --        214,000
  Net loss for year ended March 31,
    1997...........................       --            --             --            --    (15,443,814)   (15,443,814)
                                        ----          ----       --------   -----------   ------------   ------------
Balance at March 31, 1997..........     $412          $ --       $360,306   $55,956,113   $(56,913,315)  $   (596,484)
                                        ====          ====       ========   ===========   ============   ============

                            See accompanying notes.

              SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEARS ENDED MARCH 31
                                                             --------------------------------------------
                                                                 1997            1996            1995
                                                             ------------    ------------    ------------
OPERATING ACTIVITIES
Net loss...................................................  $(15,443,814)   $(10,460,586)   $ (7,236,396)
Adjustments to reconcile net loss to net cash used by
  operating activities:
  Provision for bad debts..................................       582,821         131,551          64,000
  Depreciation and amortization............................     1,166,698       1,311,354         799,858
  Write-off of assets associated with abandoned services...     1,850,209              --              --
  Write-off of costs in excess of net assets acquired......       714,377              --              --
  Loss on disposal of property and equipment...............        50,922          22,335          40,400
  Loss on disposal of discontinued operations..............       150,940       1,326,267              --
  Amortization of debt discount............................       148,839              --              --
  Amortization of deferred financing costs.................         8,133              --              --
  Minority interest in net loss of subsidiaries, net of
    subsidiary preferred stock dividends paid..............      (568,540)     (1,008,649)     (1,096,938)
  Value of common stock issued to directors for services...            --          37,500          54,375
  Value of common stock issued for consulting services.....       575,000         100,000              --
  Value of common stock in subsidiary issued to officer for
    services...............................................            --           5,000              --
  Value of warrants issued for consulting services.........     1,317,000              --              --
  Value of warrant modifications, net of deferred
    amounts................................................        84,833              --              --
  Present value of future royalty payments.................     1,100,000              --              --
  Unrealized loss on marketable securities.................            --      (2,190,721)        579,991
  Realized loss on marketable securities...................            --       1,889,216         154,707
  Amortization of discount.................................            --            (779)         (3,116)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable.............      (777,062)        360,682         697,719
    (Increase) decrease in inventories.....................       (83,585)      1,301,593        (833,681)
    Decrease (increase) in prepaid expenses and other
      assets...............................................         1,198          44,185         (79,854)
    Decrease in restricted funds in escrow.................            --              --       1,578,671
    Increase (decrease) in accounts payable................       828,424      (1,011,022)        135,794
    Increase (decrease) in accrued expenses................       815,538          (4,103)         24,492
    Decrease in accrued class action settlement............            --              --      (1,578,671)
    Decrease (increase) in net assets of discontinued
      operations...........................................       102,196        (564,522)             --
                                                             ------------    ------------    ------------
Net cash used by operating activities......................    (7,375,873)     (8,710,699)     (6,698,649)

INVESTING ACTIVITIES
Sale of marketable securities..............................            --       3,609,826          13,320
Purchase of property and equipment.........................      (320,205)       (269,756)     (2,555,133)
Purchase of patents and related costs......................            --              --          (9,633)
Proceeds from disposals of property and equipment..........        50,575          59,438              --
Other......................................................            --         (23,221)          1,456
Deferred costs of minority interest consent
  solicitations............................................      (141,443)             --              --
Proceeds from sale of assets of discontinued operations....       200,000              --              --
Costs of business acquisitions, net of cash acquired of
  $111,825 in 1997 and $593,261 in 1995....................    (2,075,024)             --         588,141
                                                             ------------    ------------    ------------
Net cash (used) provided by investing activities...........    (2,286,097)      3,376,287      (1,961,849)

                                                                         YEARS ENDED MARCH 31
                                                             --------------------------------------------
                                                                 1997            1996            1995
                                                             ------------    ------------    ------------
FINANCING ACTIVITIES
Sales and issuance of common and preferred stock...........            --       6,788,505       1,694,063
Proceeds of convertible debentures and warrants, net of
  issuance costs...........................................     4,941,442              --              --
Proceeds of long-term debt.................................       450,000              --          81,151
Payments of long-term debt.................................      (450,000)             --         (93,584)
Payments of capital lease obligations......................       (81,189)        (88,248)             --
Proceeds of brokerage loans payable........................            --       1,000,000       1,674,683
Payments of brokerage loans payable........................            --      (2,569,592)       (105,091)
Proceeds from sale of common stock by Good Ideas
  Enterprises, Inc.........................................            --              --         326,000
Expenses of stock offerings of subsidiaries................            --              --         (44,703)
Expenses of stock offering and exercise of warrants........      (400,000)       (362,500)       (124,433)
Payment of dividend on Class "A" preferred stock...........       (28,810)        (28,810)        (31,977)
Issuance of common stock upon exercise of warrants and
  options .................................................     4,660,310         166,605       1,770,518
                                                             ------------    ------------    ------------
Net cash provided by financing activities..................     9,091,753       4,905,960       5,146,627
                                                             ------------    ------------    ------------
Decrease in cash and cash equivalents......................      (570,217)       (428,452)     (3,513,871)
Cash and cash equivalents, beginning of year...............     1,204,646       1,633,098       5,146,969
                                                             ------------    ------------    ------------
Cash and cash equivalents, end of year.....................  $    634,429    $  1,204,646    $  1,633,098
                                                             ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid for interest.....................................  $    330,732    $     81,450    $     50,139
                                                             ============    ============    ============
NONCASH FINANCING ACTIVITIES
Preferred stock dividends accrued..........................  $      7,202    $      7,202    $      7,202
                                                             ============    ============    ============
Property and equipment acquired under capital leases.......  $    385,454    $     17,843    $         --
                                                             ============    ============    ============
Issuance of common stock upon exercise of warrants in
  connection with extinguishment of note payable...........  $    415,000    $         --    $         --
                                                             ============    ============    ============
Issuance of common stock and warrants in connection with
  acquisition..............................................  $  2,762,500    $         --    $    976,501
                                                             ============    ============    ============
Issuance of common stock as payment for Class "B"
  dividend.................................................  $         --    $         --    $      2,465
                                                             ============    ============    ============
Issuance of common stock in connection with settlement of
  class action litigation..................................  $         --    $         --    $  3,000,000
                                                             ============    ============    ============
Issuance of common stock upon conversion of Class "A"
  preferred stock..........................................  $         --    $         --    $        407
                                                             ============    ============    ============
Issuance of common stock upon conversion of Class "B"
  preferred stock..........................................  $         --    $         --    $        394
                                                             ============    ============    ============

                            See accompanying notes.

              SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Effective October 28, 1996, U.S. Alcohol Testing of America, Inc. changed its name to Substance Abuse Technologies, Inc. (the Company). Also during fiscal 1997, the Company made a strategic decision to abandon a substantial portion of its breath and cost-per-test alcohol equipment manufacturing, sales and service and focus on its human resource provider business. Consequently, the Company's major emphasis has become designing and administering drug testing and background checking services for employers as well as developing customized loss prevention programs specifically designed to reduce the negative effect of workplace substance abuse. The Company will continue to operate its forensic laboratory in California and package and sell an alcohol breath sampling device.

     As a result of the Company's new strategic direction, the Company has decided to initiate a program to have its 67.0% (increased to 75.4% as of May 31, 1997) owned subsidiary, U.S. Drug Testing, Inc. (U.S. Drug) (a developmental stage enterprise) seek its own financing or identify a strategic partner that will fund the future costs to develop U.S. Drug's saliva and urine based on-site drug testing systems. To facilitate that effort, the Company intends to pursue its proposed offer to acquire all of the outstanding shares in U.S. Drug.

     The Company also owns a 60.8% interest in Good Ideas Enterprises, Inc. (Good Ideas), a toy manufacturer, and all of the outstanding stock of U.S. Rubber Recycling, Inc. (USRR), a manufacturer of floor coverings. The Company discontinued the operations of Good Ideas in February 1996 and sold the assets of USRR in April 1996.

  Principles of Consolidation

     The consolidated financial statements include the accounts of Substance Abuse Technologies, Inc. and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

  Property and Equipment

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of assets under capital leases is included in depreciation expense.

              SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

  Costs in Excess of Net Assets Acquired

     Costs in excess of net assets acquired are amortized using the straight-line method over 5 to 15 years.

  Covenants Not to Compete

     Covenants not to compete are included in other assets and are being amortized using the straight-line method over the life of the agreement, generally five to eight years.

     The Company continually monitors events and changes in circumstances that could indicate carrying amounts may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount may not be recoverable, the Company assesses the recoverability by determining whether the carrying value will be recovered through undiscounted expected future cash flows after interest charges associated with the business acquired. Costs in excess of net assets acquired relating to the acquisition of Good Ideas in the amount of $1,013,304 was included in the loss on disposal of discontinued operations in fiscal 1996. In fiscal 1997, costs in excess of net assets acquired of $714,377 associated with the acquisition of abandoned services were written off. Impairments would be recognized in operating results if an other than temporary diminution in value were to occur.

  Impairment of Long-Lived Assets

     The Company accounts for the impairment of long-lived assets under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Based on current circumstances, the Company does not believe that any impairment indicators are present.

  Revenue Recognition

     Service and test revenue are recognized in the period that the service/test is performed. Product sales are recorded when title transfers.

  Research and Development Costs

     Research and development costs are expensed as incurred.

  Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). In accordance with SFAS 109, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

  Accounting for Stock Based Compensation

     The Company grants stock options and warrants for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option and warrant grants in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for employee stock option and warrant grants.

              SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

     The Company accounts for common stock, stock options or warrants to purchase common stock issued to nonemployees by recording an expense at the date of issuance based upon the fair market value of the security issued.

  Concentration of Credit Risks

     The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations. No customer accounted for 10% or more of net revenues in the years ended March 31, 1997, 1996 or 1995.

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash investments and trade receivables. The Company currently invests excess cash in short term commercial paper with strong credit ratings and in money market accounts with commercial banks.

  Net Loss Per Common Share

     Loss per common share is based upon the weighted average number of common shares outstanding during the periods reported. Common stock equivalents have not been included in this calculation since their inclusion would be antidilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128, which applies to entities with publicly held common stock, simplifies the standards for computing earnings per share previously required in APB Opinion No. 15, Earnings per Share, and makes them comparable to international earnings per share standards. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted. Management is currently reviewing the provisions of SFAS 128; however, it does not believe that adoption of this new accounting pronouncement will have a material impact on the calculation and presentation of earnings per share.

  Reclassification

     Certain prior year balances have been reclassified to conform with the current year's presentation.

2.  CONTINUING OPERATIONS

     The Company has incurred recurring operating losses and at March 31, 1997 has a deficiency in working capital of approximately $1,400,000 and a deficiency in stockholders' equity of approximately $596,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects, if any, on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from this situation. The Company anticipates raising additional capital through the sale of common stock or issuance of additional long-term debt. In addition, management believes the focus on the human resource provider business, elimination of the losses associated with a substantial portion of its breath alcohol and cost per test services as well as identification of a strategic partner to fund the future costs to develop U.S. Drug's saliva and urine based testing systems will substantially enhance future operating results. In management's opinion, these actions will provide the Company the capital necessary for the Company to continue operations.

3.  ACQUISITIONS

     On March 30, 1995, the Company acquired, in transactions accounted for as purchases, 100% of the outstanding capital stock of Alconet, Inc., a privately held North Dakota corporation (Alconet), and 100% of the net equity of Dakotanet, LLC, a privately held North Dakota Limited Liability Company (Dakotanet).

              SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

The transactions provided for the issuance of 782,321 shares of the Company's common stock valued at $1,565,000. In connection with the transactions certain of the shares issued by the Company to the selling shareholders of Alconet were used as payment of obligations of Alconet to the Company in the approximate amount of $109,000. The purchase price of the acquisitions exceeded the net book value of the net assets acquired, which included cash of $593,000, by $818,000. This amount has been recorded as costs in excess of net assets acquired.

     On April 18, 1996, the Company agreed in principle to acquire Robert Stutman & Associates, Inc. (RSA), a provider of corporate "Drug Free Workplace" programs, and elected Robert Stutman as Chairman of the Board, a director of the Company and Chief Executive Officer. On May 21, 1996, the Company completed the acquisition, in a transaction accounted for as a purchase, of all of the common stock of RSA. The purchase price totaled approximately $5,400,000, including approximately $100,000 of costs, and was comprised of $2,100,000 in cash, $400,000 in notes, 500,000 shares of the Company's common stock (valued at $1,562,500) and warrants to purchase 900,000 shares of the Company's common stock at $3.125 per share (valued at $1,200,000). The acquisition resulted in costs in excess of net assets acquired of approximately $5,300,000.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and RSA as if the acquisition had occurred at the beginning of fiscal 1996, with pro forma adjustments to give effect to amortization of costs in excess of net intangible assets acquired and certain other adjustments, together with related income tax effects:

                                                    MARCH 31        MARCH 31
                                                      1997            1996
                                                  ------------    ------------
Net sales.......................................  $  2,936,778    $  2,267,260
Loss from continuing operations.................   (15,090,698)     (8,451,579)
Net loss........................................   (15,434,397)    (10,856,120)
Loss from continuing operations per common
  share.........................................  $               $
                                                         (0.43)          (0.27)
Net loss per common share.......................  $      (0.44)   $      (0.35)

     The Company has filed two Registration Statements on Form S-4, which are not yet effective, in an attempt, through consent solicitations, to acquire the common shares owned by the minority interests of U.S. Drug and Good Ideas. If the Company is successful, it will own 100% of these subsidiaries. There is no assurance that either consent solicitation will be successfully completed. The Company would issue 557,524 shares to acquire the 1,548,689 shares held by the Good Ideas minority stockholders and 2,789,478 shares to acquire the 1,721,900 shares held by the U.S. Drug minority stockholders. The difference between the fair value of the Company's common stock to be issued in the proposed transaction and the book value of the minority interest of U.S. Drug acquired, estimated at $3,800,000 at March 31, 1997, will be treated as incomplete research and development because U.S. Drug is a developmental stage enterprise and recorded in the statement of operations.

4.  RESTRUCTURING OF OPERATIONS

     In December 1996, the Company discontinued its breath alcohol and cost per test program. The equipment being used by the customers was returned to the Company. The Company refurbished the equipment associated with this program and attempted to market it to no avail. Therefore, in the fourth quarter of fiscal 1997, the net book value of this equipment of approximately $1,850,000 was determined to have no value to the Company and was written off. The unamortized costs in excess of net assets acquired of $714,377 associated with the acquisition of Alconet was also written off since the Alconet operations have been closed as a result of the Company's decision.

              SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

5.  DISCONTINUED OPERATIONS

     On February 26, 1996, the Board of Directors approved a strategic decision to focus on the Company's core alcohol, drug and human resource provider businesses and to dispose of its non core rubber recycling and toy operations, namely USRR and Good Ideas. These business units are accounted for as discontinued operations and, accordingly, their operations are segregated in the accompanying statements of operations. Sales, operating costs and expenses, other income and expense and applicable minority share of losses for the year ended March 31, 1995 were reclassified for amounts associated with the discontinued units. All operations for USRR and Good Ideas have been classified as Loss from Discontinued Operations in the accompanying statements of operations.

     Discontinued operations include management's best estimates of the amounts expected to be realized from the sale or liquidation of these operations. The amounts the Company will ultimately realize could differ in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

     On April 30, 1996, the Company completed the sale of certain of USRR's assets, net of trade payables of approximately $79,000, to Reclamation Resources, Inc. (RRI), a private California corporation, for $150,000 cash and a $300,000 secured promissory note bearing interest at the rate of 7% per annum, with annual payments of $50,000 plus interest. The note contains a prepayment clause that enables USRR to receive 12 1/2% of product sales in excess of $1,400,000.

     In the fourth quarter of fiscal 1997, RRI exercised its rights under the agreement to revalue certain assets. The cost of this revaluation amounted to approximately $70,000 thereby eliminating the first year's payment of the note and interest due the Company. The result was a reduction in the loan payment and an adjustment to the charge to discontinued operations.

     The Company has been unable to finalize an agreement with a potential buyer for Good Ideas or certain of its related assets. Consequently, the Company believes these assets are of questionable value and have written off approximately $147,000 of Good Ideas inventory to discontinued operations in the fourth quarter of fiscal 1997.

6.  INVENTORIES

     Inventories are summarized as follows:

                                                         MARCH 31     MARCH 31
                                                           1997         1996
                                                         ---------    ---------
Finished goods.........................................   $    --     $ 64,437
Work in process........................................        --      334,699
Raw materials..........................................    16,675      282,703
                                                          -------     --------
                                                          $16,675     $681,839
                                                          =======     ========

     A substantial portion of the inventory at March 31, 1996 related to the breath alcohol and cost per test operations which were abandoned in fiscal 1997. Consequently, this inventory has been written off.

              SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

7.  PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                       MARCH 31      MARCH 31
                                                         1997          1996
                                                      ----------    ----------
Furniture and fixtures..............................  $  174,507    $   78,286
Equipment...........................................   1,425,423       811,333
Equipment -- network/per test (see Note 4)..........          --     2,327,553
Test equipment......................................     400,798       476,765
Leasehold improvements..............................     373,837       343,692
Vehicles............................................       9,109       124,042
                                                      ----------    ----------
                                                       2,383,674     4,161,671
Less: Accumulated depreciation......................   1,137,300     1,469,692
                                                      ----------    ----------
                                                      $1,246,374    $2,691,979
                                                      ==========    ==========

8.  CONVERTIBLE DEBENTURES

     On November 8, 1996, the Company entered into an agreement to borrow $5,000,000 evidenced by two $2.5 million convertible, unsecured senior notes (the Notes). The Notes are due on November 8, 1999, bear interest, payable quarterly commencing December 15, 1996, at 7%, and are convertible at $2.00 per share subject to adjustment. The conversion price of $2.00 is subject to downward adjustment during the period from May 1, 1997 through May 1, 1998 based on the market price of the Company's common stock but will not decrease below a floor of $1.375. In addition, the conversion price contains certain anti-dilution provisions that can reduce the conversion price below the floor. As a result of these provisions, at June 30, 1997, the conversion price was $1.25 per share. As a part of the note agreement, the Company issued, for $1,000, warrants to purchase 2,500,000 shares of common stock at $2.00 per share with an adjustment to the exercise price similar to that of the convertible notes. As a result, at June 30, 1997, the warrants are exercisable at $1.25 per share. Of the $5,001,000 proceeds, $1,300,000 was allocated as the fair value of the warrants (resulting in an effective interest rate of 18.4% on the convertible debentures). This amount is being amortized over the three year life of the Notes. The Notes and warrant agreements contain certain restrictive covenants including a restriction on the payment of dividends, purchase of capital stock, additional borrowings and capital expenditures.

     As a result of its financial condition, the Company is unable to estimate the fair value for its convertible debentures.

     In May 1997, the Company consummated a Convertible Debenture and Preferred Stock Purchase Agreement. The Company issued and sold to an investor a convertible debenture in the principal amount of $750,000 and 62,500 shares of Class "B" preferred stock for $4.00 per share. The aggregate Purchase price for the debentures and the common stock was $1,000,000.

9.  INCOME TAXES

     The Company and its majority owned subsidiaries file their corporation income tax returns on an unconsolidated basis and together have net operating loss carryforwards at March 31, 1997 of approximately $51,000,000, expiring from March 31, 2004 to March 31, 2012 if not offset against future federal taxable income. In addition, the company and its majority owned subsidiaries have capital loss carryforwards at March 31, 1997 of approximately $1,890,000 expiring on March 31, 2001, if not offset against future capital gains. Pursuant to Section 382 of the Internal Revenue Code, due to changes in the ownership of the

              SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

Company and its subsidiaries, the utilization of these loss carryforwards may be subject to an annual limitation.

     Income tax benefit attributable to net loss differed from the amounts computed by applying the statutory Federal Income tax rate applicable for each period as a result of the following:

                                                     FISCAL YEAR ENDED MARCH 31
                                              -----------------------------------------
                                                 1997           1996           1995
                                              -----------    -----------    -----------
Computed "expected" tax benefit.............  $ 5,440,000    $ 3,740,000    $ 2,720,000
Decrease in tax benefit resulting from:
  Net operating loss for which no benefit is
     currently available....................   (5,440,000)    (3,740,000)    (2,720,000)
                                              -----------    -----------    -----------
                                              $        --    $        --    $        --
                                              ===========    ===========    ===========

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at March 31 are presented below:

                                                             MARCH 31       MARCH 31
                                                               1997           1996
                                                            -----------    -----------
Deferred tax assets:
  Net operating loss carryforwards........................  $17,367,000    $12,800,000
  Capital loss carryforward...............................      642,600        642,600
                                                            -----------    -----------
                                                             18,009,600     13,442,600
Less:
  Valuation allowance under SFAS 109......................   18,009,600     13,442,600
                                                            -----------    -----------
Net deferred tax assets...................................  $        --    $        --
                                                            ===========    ===========

     SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $18,009,600 valuation allowance at March 31, 1997 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $4,567,000.

10.  STOCKHOLDERS' EQUITY

     Shares of the Company's common stock reserved for future issuance at March 31, 1997 are as follows:

Preferred stock..........................................     185,207
Warrants.................................................   9,069,246
Convertible debentures...................................   2,500,000
Good Ideas merger........................................     631,809
U.S. Drug merger.........................................   3,302,478
                                                           ----------
          Total..........................................  15,688,740
                                                           ==========

  Insufficient Authorized Shares

     As of March 31, 1997, there were 50,000,000 shares of the Company's common stock authorized, of which 36,030,591 shares were outstanding. The Company's Board of Directors had authorized issuance of an additional 16,108,740 shares, including 631,809 shares to be issued to the Good Ideas minority stockholders

              SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES and warrant holders and 3,302,478 shares to be issued to the U.S. Drug minority stockholders and warrant holders assuming that the Good Ideas merger and the U.S. Drug merger are consummated. Were all of such shares to be issued, there would be 51,719,331 shares outstanding, or 2,139,331 shares in excess of the authorized shares. However, as of March 31, 1997, common stock purchase warrants to purchase an aggregate of 3,494,500 shares and the convertible notes as to 2,500,000 shares included in the reserved shares are not currently excercisable or convertible. All of the foregoing amounts as to the shares authorized to be issued do not give effect to anti-dilution or other adjustment provisions in certain common stock purchase warrants and in the convertible notes. Even though there are currently a sufficient number of authorized shares of the Company's common stock to consummate both the Good Ideas and U.S. Drug mergers, the Company has authorized the calling of a Special Meeting of Stockholders for the purpose of increasing the authorized number of shares of the Company's common stock from 50,000,000 to 80,000,000. There can be no assurance that the Company's stockholders will approve this increase, which event would not only adversely impact the issuance of the "excess" shares described above, but also negatively affect the possible financing which the Company intends to initiate to raise funds (see Note 2).

  Preferred Stock

     Each share of Class "A" preferred stock is convertible into 4.5 shares of common stock and accrues dividends at the rate of 14% per annum (or $.70 per share) on the liquidation preference of $5 per share. Dividends are payable semi-annually. The holders of the preferred stock have no voting rights.

  Common Stock

     In June 1994, the Company authorized the issuance of 30,000 shares of common stock valued at $54,375 as directors' compensation. In September 1995, the Company authorized the issuance of 20,000 shares of common stock valued at $37,500 to two of its directors for directors' fees. The value of these shares were charged to operations in the respective periods.

     In August 1995, the Company completed a private placement to international investors, who were not related to the Company, in which it sold 2,152,469 shares of common stock resulting in gross proceeds of $3,038,505.

     In February 1996, the Company completed a private placement realizing gross proceeds of $3,750,000 for 2,000,000 shares of its common stock and warrants expiring December 17, 1999 to purchase 2,000,000 shares of common stock at $2.00 per share warrant. Mr. Lee Rosen, a director of the Company, received $100,000 and warrants to purchase 700,000 shares of common stock for services performed in connection with the Company's offering. These warrants consist of (a) a common stock purchase warrant expiring November 15, 1998 to purchase 400,000 shares of common stock at $1.9375 per share, (b) a common stock purchase warrant expiring November 14, 2000 to purchase 150,000 shares of common stock at $3.00 per share and (c) a common stock purchase warrant to purchase 150,000 shares of common stock at $4.00 per share. The latter two warrants can only be exercised in proportion to the shares issued upon the exercise of the common stock purchase warrants issued to the purchasers in the private placement.

     On June 19, 1996, the Company engaged a consultant to provide financing related services. The consideration for such services was to be 200,000 shares of the Company's common stock. Mr. Rosen exercised warrants to purchase 200,000 shares of common stock and delivered these shares, with the Board's approval, to the consultant to fulfill the Company's obligation under the consulting arrangement. The Company recorded the cost of the agreement based on the fair market value of the Company's common stock on June 19, 1996. In consideration thereof, the Company authorized the issuance to Mr. Rosen of 200,000 warrants at $2.00 per share and reduced the exercise price of other warrants owned by Mr. Rosen from $4.00 to $2.00 per share.

              SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

     In May 1997 the Company filed a registration statement under the Securities Act of 1933 in order to register 117,500 shares of its common stock issuable upon the exercise at $2.125 per share of common stock purchase warrants granted to employees of the Company. If all of these warrants are exercised, the Company will receive gross proceeds of $249,688. In addition, the stockholders named in the registration statement are offering 6,422,500 shares of the Company's common stock. The Company would receive gross proceeds of $7,854,063 if all the common stock warrants underlying the shares being registered were exercised.

  Stock Options

     The Company had adopted an Employees' Incentive Compensation Plan (the
Plan). The Plan provided for the issuance of restricted stock to employees under certain conditions, as well as nonqualified stock options and incentive stock options.

     During August 1994, stock options to purchase all of the 450,000 shares of common stock reserved for issuance under the Plan were granted to key officers and directors of the Company in recognition for services rendered to the Company. In fiscal 1997, subsequent to the expiration of all outstanding options, the Company terminated the option plan.

  Warrants

     During October 1995, the Company issued five-year warrants for the purchase of 100,000 shares of common stock at $2.17 to the placement agents for a private placement.

     During November 1995, the Board of Directors authorized the issuance of three-year warrants for the purchase of 60,000 shares of common stock at $1.94 to five new directors of the Company and to a consultant to the Board of Directors.

     During November 1995, the Board of Directors authorized the issuance of three warrants to purchase an aggregate of 700,000 shares of the common stock to Mr. Rosen in connection with his services in a capacity other than as a director, including those related to a private placement. The warrants were issued for three to five-year periods at exercise prices ranging from $1.94 to $4.00 per share.

     During December 1995, the Board of Directors authorized the issuance of three-year warrants for the purchase of 400,000 shares of common stock at $2.00 pursuant to a consulting agreement. Pursuant to this agreement, a common stock purchase warrant for 200,000 shares was issued on December 14, 1995 to Robert Stutman and a warrant for the remaining 200,000 shares was issued to RSA on April 1, 1996. The Company did not record the value of the 200,000 warrants issued on April 1, 1996 until the fourth quarter of fiscal 1997.

     During January 1996, the Company issued four-year warrants for the purchase of 150,000 shares of common stock at $2.25 to an individual in connection with the settlement of litigation against the Company.

     During February 1996, the Board of Directors authorized the issuance of three-year warrants for the purchase of 700,000 shares of common stock at $2.44 per share to a consultant providing financial public relation services to the Company. The agreement with the consultant was terminated in November 1996. The Company did not record the value of these warrants until the fourth quarter of fiscal 1997.

     During the year ended March 31, 1996, the Company granted three-year warrants to employees to acquire 41,000 shares of common stock at prices ranging from $1.88 to $2.81.

     From April 1, 1996 through June 5, 1996, the Company received gross proceeds of $4,242,000 from the exercise of warrants and options to purchase 2,353,449 shares of the common stock. In connection with the exercise of these common stock purchase warrants the Company issued Mr. Rosen warrants to purchase 300,000 shares of common stock at $3.125 per share and paid Mr. Rosen $400,000 for services rendered. Since this amount was directly related to raising capital the Company charged this amount to additional paid-in

              SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES capital. On January 23, 1997, the exercise price of the warrants issued to Mr. Rosen was reduced from $3.125 to $2.125 per share.

     Effective May 13, 1996, warrants to purchase 600,000 shares of the Company's common stock were issued to an officer of the Company. The warrants become exercisable as follows: (a) 50,000 upon issuance (b) 100,000 on May 13, 1997 and (c) 150,000 at May 13, 1998, 1999 and 2000. On December 6, 1996, the
exercise price for 200,000 shares was reduced from $3.125 to $2.125 per share and 50,000 of the warrants exercisable on May 13, 2000 were modified to become exercisable on May 13, 1997. On May 23, 1997 the exercise price of the remaining 400,000 warrants was reduced from $3.125 to $2.125 per share.

     On October 31, 1996, 1,172,342 Class B Warrants from a private placement in 1990 expired. On November 4, 1996, 437,500 of the options issued to former officers and directors expired.

     On December 6, 1996, the exercise price of 792,000 warrants issued to officers of the Company as selling stockholders pursuant to the Company's acquisition of RSA was reduced from $3.125 to $2.125 per share. The reduction in exercise price was in consideration of the warrant holders surrendering their secured position with respect to promissory notes issued to them in connection with the acquisition, and agreeing that the notes could not be repaid except through the issuance of the Company's common stock, in order to permit the Company to execute the placement of the convertible debentures in November 1996. The Company recorded the estimated value of the exercise price reduction of $150,000 as a cost of the convertible debenture financing. Simultaneously, the $400,000 note payable and accrued interest thereon was extinguished upon exercise of warrants to acquire 207,499 shares of common stock.

     In December 1996, in connection with consulting services, the Company issued four-year warrants to purchase 100,000 shares at $2.00 per share with additional warrants to be issued. The consultant's services were terminated in May 1997 with the issuance of an additional 400,000 four-year warrants with an exercise price of $2.00 per share.

     In addition to the warrant grants discussed above, during the year ended March 31, 1997, the Company granted three-year warrants to employees and directors to acquire 439,000 shares of common stock at prices ranging from $1.81 to $3.13 per share. In addition to the modifications discussed above, on December 6, 1996, the exercise price of 259,000 warrants previously issued to employees, ranging from $2.38 to $3.50 per share, was reduced to $2.13 per share.

              SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Common shares reserved for stock options and for outstanding stock purchase warrants are presented in the following table:

                              INCENTIVE STOCK OPTIONS   NON QUALIFIED OPTIONS      WARRANT AGREEMENTS
                              -----------------------   ---------------------   -------------------------
                              NUMBER OF    PRICE PER    NUMBER OF   PRICE PER   NUMBER OF    PRICE RANGE
                                SHARES       SHARE       SHARES       SHARE       SHARES      PER SHARE
                              ----------   ----------   ---------   ---------   ----------   ------------
Outstanding, April 1 1994...         --       $  --           --      $  --      4,188,683   $1.06 - 4.00
Granted.....................    420,000        2.38       30,000       2.38        869,750    1.81 - 2.50
Canceled....................         --          --           --         --         (6,000)          2.19
Exercised...................         --          --           --         --       (812,018)   1.33 - 3.00
                               --------       -----      -------      -----     ----------
Outstanding, March 31,
  1995......................    420,000        2.38       30,000       2.38      4,240,415    1.06 - 4.00
Granted.....................         --          --           --         --      3,951,000    1.88 - 4.00
Exercised...................         --          --           --         --       (116,500)   1.06 - 1.87
                               --------       -----      -------      -----     ----------
Outstanding, March 31,
  1996......................    420,000        2.38       30,000       2.38      8,074,915    1.06 - 4.00
Granted.....................         --          --           --         --      5,249,000    1.81 - 3.13
Cancelled...................   (420,000)         --      (17,500)      2.38     (1,216,588)          2.22
Exercised...................         --        2.38      (12,500)      2.38     (3,038,081)   1.06 - 2.50
                               --------       -----      -------      -----     ----------
Outstanding, March 31,
  1997......................         --       $  --           --      $  --      9,069,246   $1.06 - 4.00
                               ========       =====      =======      =====     ==========

     At March 31, 1997, the exercise price of outstanding warrants are as follows:

NUMBER OF                                                     RANGE OF
WARRANTS                                                   EXERCISE PRICE
---------                                                  --------------
8,281,296................................................. $1.08 to 2.49
  787,950................................................. $2.50 to 4.00
---------
9,069,246
=========

     The weighted-average remaining contractual life of those warrants is approximately 3 years. The weighted average exercise price of outstanding warrants at March 31, 1997 is $2.13. The weighted average fair value of warrants granted to employees during fiscal 1997 was $1.87.

     Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 for fiscal 1997 and 1996, and has been determined as if the Company had accounted for warrants granted to employees under the fair value method of that Statement. The fair value for these warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 63.8% and 68.7, respectively; and a weighted-average expected life of the warrants of 6.8 and 3.10 years, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and warrants.

              SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

     For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over the vesting period. The Company's pro forma information follows:

                                                  FOR THE YEARS ENDED MARCH 31
                                                  ----------------------------
                                                      1997            1996
                                                  ------------    ------------
Pro forma net loss..............................  $(16,270,050)   $(10,552,536)
Pro forma net loss per share....................         (0.46)          (0.35)

11.  LITIGATION

     In September 1995, the Company settled litigation relating to a consent solicitation filed against it by a group of stockholders. Terms of the settlement included the payment of legal costs of the stockholder group. The costs incurred by the Company and the stockholder group for the year ended March 31, 1996 totaled approximately $1,000,000 and are included in the caption "Loss from Settlement of Litigation" in the accompanying statement of operations.

     In connection with the settlement of the 1995 consent solicitation against the Company, the Company's Board of Directors (the Board) on September 26, 1995 authorized payment of all amounts incurred by the insurgents (which included Mr. Rosen) as a result of the consent solicitation effort. At a January 23, 1997 meeting the Board reaffirmed the Board's earlier authorization to pay Mr. Rosen's legal expenses and settlements. The total cost of these expenses is estimated to be approximately $416,000. The Company has booked a reserve for these expenses and recorded the settlement amount as a "Loss from Settlement of Litigation" in the accompanying statement of operations for the year ended March 31, 1997. Approximately $170,000 of such expenses which qualified for recognition in December 1996 were not recorded by the Company until the fourth quarter of fiscal 1997.

     In January 1996, the Company settled litigation with a former consultant, Jonathan J. Pallin, with the payment of $175,000 cash and the issuance of warrants to purchase 150,000 shares of the common stock at a price of $2.25 per share though January 30, 2000. Warrants to purchase 200,000 shares of common stock at $2.625 were returned to the Company and canceled as part of the settlement. The cash payment related to this settlement is included in additional paid-in capital.

     In March 1996, the Company settled litigation with two former officers of Alconet. The settlement resulted in payments by the Company of $250,000. These costs are included in the caption "Loss from Settlement of Litigation" in the accompanying statement of operations for the year ended March 31, 1996.

12.  COMMITMENTS AND CONTINGENCIES

  Royalty Agreements

     The Company entered into a covenant not to compete with the principal of a company acquired in 1988. As a part of the agreement, the Company was obligated to pay royalties equal to 5% of the first $1,000,000 in sales, 3% of the second $1,000,000 in sales and 2% of sales exceeding $2,000,000, with a maximum guaranteed annual royalty of $120,000. Guaranteed minimum royalties of $30,000 per year were payable at the rate of $2,500 per month, through June 30, 1993. The royalty terms extend for the lifetime of the principal with no minimum guarantee after June 1993, but were limited to $120,000 per year or 3% of gross sales, whichever is less. In September 1994, the Company re-negotiated the terms of the agreement to provide monthly payments of $5,000 for the period from September through December, 1994 and $10,000 per month from January 1, 1995 to the date of the principal's death. The agreement also provides for a CPI adjustment every six months starting June 1, 1995.

     As a result of abandoning the business from which this royalty agreement arose (see Note 4), a liability for $1,100,000, the entire amount of estimated payments that will be made under the agreement, were accrued in fiscal 1997. The accrual was determined based on the life expectancy of the principal and has been discounted at 7%.

              SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

     The Company and the Department of the Navy, on January 24, 1992, entered into a ten-year agreement granting the Company a partial exclusive patent license to products for drug testing in the United States and certain foreign countries. In June 1995, the license agreement was re-negotiated and amended to provide for minimum royalties of $100,000 per year commencing October 1, 1995 and terminating September 30, 2005. Additional royalties will be paid pursuant to a schedule based upon sales of products. U.S. Drug is a sub-licensee under this agreement and, accordingly, has an obligation to the Company for the royalty payments required by the License Agreement. Royalties paid by the Company under the License Agreement amounted to $100,000, $50,000 and $375,000 for the years ended March 31, 1997, 1996 and 1995 respectively.

  Lease Commitments

     The Company owns certain property and equipment under leases that are classified as capital leases. As of March 31, 1997, future minimum lease payments under capital leases together with the present value of the net minimum lease payments are as follows:

Fiscal year ending March 31:
  1998...................................................  $ 112,962
  1999...................................................    109,215
  2000...................................................    101,890
  2001...................................................     94,831
  2002...................................................     57,564
                                                           ---------
Total minimum lease payments.............................    476,462
Less amount representing interest........................   (109,867)
                                                           ---------
Present value of minimum lease payments (including
  current portion of $71,324)............................  $ 366,595
                                                           =========

     The Company has leases for certain of its facilities through June 1999. In addition to rent, the leases provide for payment of real estate taxes and other occupancy costs. Approximate future minimum payments under these leases are summarized as follows as of March 31, 1997:

Fiscal year ending March 31:
  1998...................................................  $  353,526
  1999...................................................     354,773
  2000...................................................     339,725
  2001...................................................     323,462
  2002...................................................     252,492
                                                           ----------
                                                           $1,623,978
                                                           ==========

     Rent expense was approximately $308,000, $293,000, and $276,000, for the years ended March 31, 1997, 1996 and 1995, respectively.

     Although the purchaser of the discontinued USRR business has assumed the lease of the building the business occupied, the landlord did not release USRR from liability on the lease if the purchaser does not perform. Approximate future lease payments, which are not included above, under this lease are $58,418 in fiscal 1997, $60,243 in fiscal 1998, $65,036 in fiscal 1999 and
$16,658 in fiscal 2000.

              SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

13.  SUBSEQUENT EVENTS

     On July 3 and July 7, 1997, the Company issued notes totaling $625,000 to a director of the Company. The terms of the notes provided that, in addition to the principal, the Company would pay to the director an additional $175,000 plus issue shares of common stock with a market value of $50,000.

     On July 7, 1997, the Company entered into a letter of intent and made a $600,000 deposit to acquire, for $1,600,000, the assets of the third party administrator business of National Medical Review Offices, Inc (NMRO). The agreement is subject to due diligence by the Company and the acquisition of the entity which contains the assets being acquired by NMRO.

14.  FOURTH QUARTER TRANSACTIONS (UNAUDITED)

     In the fourth quarter of fiscal 1997, the Company recorded adjustments for warrant transactions that occurred in earlier quarters (see Note 10) and for litigation settlement costs which qualified for recognition in an earlier quarter (see Note 11). The Company is amending its previously filed quarterly reports on Form 10-Q for fiscal 1997 to reflect these and certain other transactions in the proper period. As a result, the net losses for the previous quarters will be restated as follows:

                                                      PREVIOUSLY
QUARTER ENDED                                          REPORTED     AS RESTATED
-------------                                         ----------    -----------
June 30, 1996.......................................  $1,389,000    $2,034,300
September 30, 1996..................................   3,013,200     3,308,500
December 31, 1996...................................   2,605,200     3,238,500

     As discussed in Note 4, in the fourth quarter of fiscal 1997, the Company wrote off fixed assets, goodwill and inventory totaling approximately $2,600,000 related to its breath alcohol and cost-per-test products and services that were abandoned in fiscal 1997. Also in the fourth quarter, the Company accrued future royalty payments associated with these products of $1,100,000 (see Note 12).

Schedule -- Valuation and Qualifying Accounts
Substance Abuse Technologies, Inc. and Subsidiaries
Years Ended March 31, 1997, 1996 and 1995

                                                 COL. A        COL. B      COL. C      COL. D       COL. E
                                               -----------   ----------   --------   ----------   ----------
                                               BALANCE AT    CHARGED TO   CHARGED                 BALANCE AT
                                                BEGINNING    COSTS AND    TO OTHER                  END OF
         FISCAL YEAR ENDING MARCH 31            OF PERIOD     EXPENSES    ACCOUNTS   DEDUCTIONS     PERIOD
         ---------------------------           -----------   ----------   --------   ----------   ----------
1995.........................................   $ 61,000      $ 64,000         --     $     --     $125,000
1996.........................................    125,000       131,551         --      144,551      112,000
1997.........................................    112,000       582,821         --       44,821      650,000