Form 10-K/A
period 1997-03-31
SUBSTANCE ABUSE TECHNOLOGIES INC
filed 1997-07-23
CIK 853017

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

(MARK ONE)
    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE
           OCTOBER 7, 1996).
           FOR THE FISCAL YEAR ENDED MARCH 31, 1997
                                             OR
   [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                              4517 N.W. 31ST AVE.
                            FT. LAUDERDALE, FLORIDA
                                  954-739-9600
    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
     COMMON STOCK, PAR VALUE $.01, AND PREFERRED "A" STOCK, PAR VALUE $.01
                  (REGISTERED ON THE AMERICAN STOCK EXCHANGE);
                      PREFERRED "B" STOCK, PAR VALUE $.01
        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of July 11, 1997, there were 36,030,591 shares of Common Stock outstanding.

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

                                    PART II

ITEM 5. MARKET DATA FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET DATA

     Between January 2, 1992 and October 23, 1996, the SAT Common Stock traded on the American Stock Exchange under the symbol "AAA." Effective October 26, 1996, the SAT Common Stock traded under the symbol "SAU." The following table sets forth the high and low sales prices for the shares of the SAT Common Stock during the periods indicated:

                                                                        HIGH         LOW
                                                                       -------     -------
    Fiscal 1996
      Quarter Ended
      June 30, 1995..................................................  $2.1875     $1.625
      September 30, 1995.............................................  $2.9375     $1.875
      December 31, 1995..............................................  $2.25       $1.875
      March 31, 1996.................................................  $3.375      $1.8125

    Fiscal 1997
      Quarter Ended
      June 30, 1996..................................................  $3.625      $2.3125
      September 30, 1996.............................................  $3.00       $1.75
      December 31, 1996..............................................  $2.3125     $1.375
      March 31, 1997.................................................  $1.4375     $1.375

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

EXCHANGE LISTING

     SAT's stockholders' equity as of March 31, 1997 was a negative $596,484 and it has sustained losses since its incorporation. Pursuant to Section 1003(a) of the American Stock Exchange Company Guide, the American Stock Exchange will consider delisting of a listed company's listed security if (a) the company has stockholders' equity of less than $4,000,000 if such company has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years or (b) the company has sustained losses from continuing operations in its five most recent years. SAT, accordingly, does not currently comply with such guidelines and, as a result, the SAT Common Stock may after a hearing, be delisted unless SAT can demonstrate to the American Stock Exchange reasons why such action should not be taken. SAT is seeking equity financing to meet the stockholders' equity requirement and will file a Current Report on Form 8-K with a pro-forma balance sheet showing compliance upon the consummation of such financing. In addition, SAT's management will attempt to demonstrate to the American Stock Exchange that it has a reasonable opportunity to have the Company begin to operate on a profitable basis on an on-going basis in fiscal 1998. There can be no assurance that SAT will succeed in these efforts to persuade the American Stock Exchange not to apply these guidelines, in which event the SAT Common Stock will thereafter be delisted.

     If the SAT Common Stock is delisted, it will become subject to Rule 15g-9 promulgated under the Exchange Act, which Rule imposes additional sales practices requirements on a broker-dealer which sells Rule 15g-9 securities to persons other than the broker-dealer's established customers and institutional accredited investors (as such term is defined in Rule 501(a) under the Securities Act). For transactions covered under Rule 15g-9, the broker-dealer must make a suitability determination of the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. In addition, broker-dealers, particularly if they are market makers in the SAT Common Stock, have to comply with the disclosure requirements of Rules 15g-2, 15g-3, 15g-4, 15g-5 and 15g-6 under the Exchange Act unless the transaction is exempt under Rule 15g-1. Consequently, Rule 15g-9 and these other Rules may adversely affect the ability of broker-dealers to sell or to make markets in the SAT Common Stock and the ability of SAT to secure financing.

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

                                                                           LONG TERM COMPENSATION
                                                                         --------------------------
                                            ANNUAL COMPENSATION          SECURITIES        ALL
                                       -----------------------------     UNDERLYING       OTHER
     NAME AND PRINCIPAL POSITION       YEAR      SALARY       BONUS       OPTIONS      COMPENSATION
-------------------------------------  ----     --------     -------     ---------     ------------
James C. Witham(1)...................  1997     $     --          --            --          --
Chairman, President and                1996     $412,500(2)  $50,000            --          --
Chief Executive Officer                1995     $301,154     $50,000       150,000(3)       --

Robert M. Stutman(4).................  1997     $260,809     $    --            --(5)       --
Chairman and Chief                     1996           --          --            --          --
Executive Officer                      1995           --          --            --          --

Linda H. Masterson(6)................  1997     $152,827     $    --       600,000(7)       --
President                              1996           --          --        10,000(7)       --
                                       1995           --          --            --          --

Brian Stutman (8)....................  1997     $152,385     $    --            --(9)       --
Vice President, Sales and              1996           --          --            --          --
Marketing                              1995           --          --            --          --

Steven J. Kline(10)..................  1997      125,000          --        50,000          --
Vice President, Research               1996      117,000          --        10,000          --
and Development                        1995       63,231          --         5,000          --

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

                                         INDIVIDUAL GRANTS
                          -----------------------------------------------    POTENTIAL REALIZABLE
                                        PERCENT                                VALUE AT ASSUMED        ALTERNATIVE TO
                          NUMBER OF     OF TOTAL                                ANNUAL RATES OF         (f) AND (g)
                          SECURITIES    WARRANTS                                  STOCK PRICE            GRANT DATE
                          UNDERLYING   GRANTED TO   EXERCISE                   APPRECIATION FOR            VALUE
                           WARRANT     EMPLOYEES    OF BASE                       OPTION TERM         ----------------
                           GRANTED     IN FISCAL     PRICE     EXPIRATION   -----------------------      GRANT DATE
          NAME               (#)          YEAR       ($/SH)       DATE       5%($)         10%($)     PRESENT VALUE($)
          (a)                (b)          (c)         (d)         (e)         (f)            (g)            (h)
------------------------  ----------   ----------   --------   ----------   -------       ---------   ----------------
James C. Witham.........        -0-        N/A           N/A     N/A            N/A             N/A          N/A
Robert M. Stutman.......        -0-        N/A           N/A     N/A            N/A             N/A          N/A
Linda H. Masterson......    600,000      57.7%      $2.125(1)    (3)        894,000       2,142,000    1,338,000
Steven J. Kline.........     50,000       4.8%      $2.125(2)    (4)         40,500         123,500      100,500
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

                                                                   NUMBER OF                     VALUE OF
                                                                   SECURITIES                  UNEXERCISED
                                                                   UNDERLYING                  IN-THE-MONEY
                                                              UNEXERCISED WARRANTS             WARRANTS AT
                                    SHARES                     AT MARCH 31, 1997              MARCH 31, 1997
                                  ACQUIRED ON    VALUE     --------------------------   --------------------------
              NAME                 EXERCISE     REALIZED   EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
--------------------------------  -----------   --------   --------------------------   --------------------------
James C. Witham.................      -0-          -0-              -0-                       -0-
Robert M. Stutman...............      -0-          -0-              -0-                       -0-
Linda H. Masterson..............      -0-          -0-        50,000/550,000
Steven J. Kline.................      -0-          -0-        10,000/ 60,000
Brian Stutman...................      -0-          -0-              -0-                       -0-

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

PERFORMANCE GRAPH

                             [PLOT POINTS TO COME]

                           TOTAL SHAREHOLDER RETURNS
                             (DIVIDENDS REINVESTED)

                                                               ANNUAL RETURN PERCENTAGE
                                                                     YEARS ENDING
               COMPANY NAME/INDEX                 MAR 93     MAR 94     MAR 95     MAR 96     MAR 97
----------------------------------------------------------------------------------------------------
SUBSTANCE ABUSE TECH............................  -62.07     63.64      -11.11     66.75      -67.42
S&P 500 INDEX...................................   15.23      1.47       15.57     32.10       19.82
NEW PEER GROUP..................................  -11.80     -0.16       31.90     -0.64        9.76
OLD PEER GROUP..................................   -2.14     22.03        0.76     50.70      -12.54

                                                              INDEXED RETURNS
                                        BASE                   YEARS ENDING
                                       PERIOD
         COMPANY NAME/INDEX            MAR 92     MAR 93     MAR 94     MAR 95     MAR 96     MAR 97
----------------------------------------------------------------------------------------------------
SUBSTANCE ABUSE TECH.................    100       37.93      62.07      55.17      93.10      39.84
S&P 500 INDEX........................    100      115.23     116.93     135.13     176.51     213.89
NEW PEER GROUP.......................    100       86.20      88.06     116.15     115.41     126.87
OLD PEER GROUP.......................    100       97.68     119.42     118.51     214.15     123.06

          NEW PEER GROUP COMPANIES                        OLD PEER GROUP COMPANIES
--------------------------------------------------------------------------------------------
EPITOPE, INC................................    AHOROS INC.
EQUIFAX, INC................................    IMO INDUSTRIES INC.
GLOBAL MED TECHNOLOGIES INC.................    INPUTOUTPUT INC.
LABORATORY CP OF AMER. HLDGS................    INSTRON CORP.
                                                LIBERTY TECHNOLOGIES INC.
                                                MEASUREMENT SPECIALTIES INC.
                                                MEDIA LOGIC INC.
                                                MODERN CONTROLS INC.
                                                MTS SYSTEMS CORP.
                                                MDC AUTOMATION INC.
                                                RHEOMETRICS SCIENTIFIC INC.
                                                SUBSTANCE ABUSE TECH.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1.  Financial Statements

     The Company's financial statements appear in a separate section of this Report commencing on the pages referenced below:

                                                                                    PAGE
                                                                                    ----
    Report of the Independent Certified Public Accountants........................  F-1
    Report of the Independent Certified Public Accountants........................  F-2
    Consolidated Balance Sheets at March 31, 1997 and 1996........................  F-3
    Consolidated Statements of Operations for the Years Ended March 31, 1997, 1996
      and 1995....................................................................  F-4
    Consolidated Statements of Stockholders Equity for the Years Ended
      March 31, 1997, 1996 and 1995...............................................  F-5
    Consolidated Statements of Cash Flows for the Years Ended March 31, 1997, 1996
      and 1995....................................................................  F-7
    Notes to Consolidated Financial Statements....................................  F-9

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

   NUMBER                                         EXHIBITS
-------------  ------------------------------------------------------------------------------
2(a)           Copy of Exchange of Stock Agreement and Plan of Reorganization dated May 7,
               1992 between Good Ideas Enterprises, Inc., a Texas corporation ("Good Ideas
               Texas"), U.S. Alcohol & Drug Testing International N.V. and David Brooks.(1)
2(b)           Copy of Agreement and Plan of Merger dated as of April 12, 1996 by and among
               SAT, Good Ideas Acquisition Corp. and Good Ideas.(2)
2(b)(1)*       Copy of Agreement and Plan of Merger dated as of February 17, 1997 by and among SAT, Good Ideas Acquisition Corp. and Good Ideas.
2(c)           Copy of Agreement and Plan of Merger dated as of April 23, 1996 by and among
               SAT, U.S. Drug Acquisition Corp. and U.S. Drug.(3)

   NUMBER                                         EXHIBITS
-------------  ------------------------------------------------------------------------------
2(c)(1)*       Copy of Agreement and Plan of Merger dated as of February 17, 1997 by and among SAT, U.S. Drug Acquisition Corp. and U.S. Drug.
2(d)           Copy of the Certificate of Merger of Good Ideas Texas with and into Good Ideas as filed on December 17, 1992.(1)
3(a)           Copy of Certificate of Incorporation of SAT as filed in Delaware on April 15,
               1987.(4)
3(a)(1)        Copy of Amendment to the Certificate of Incorporation as filed in Delaware on
               July 10, 1989.(4)
3(a)(2)        Copy of Amendment to the Certificate of Incorporation as filed in Delaware on
               September 25, 1989.(4)
3(a)(3)        Copy of Amendment to the Certificate of Incorporation as filed in Delaware on
               October 5, 1990.(4)
3(a)(4)        Copy of Amendment to the Certificate of Incorporation as filed in Delaware on
               December 26, 1990.(5)
3(a)(5)        Copy of Amendment to the Certificate of Incorporation as filed in Delaware on
               November 1, 1991.(5)
3(a)(6)        Copy of Amendment to the Certificate of Incorporation as filed in Delaware on
               May 20, 1992.(6)
3(a)(7)*       Copy of Amendment to the Certificate of Incorporation as filed in Delaware on
               October 28, 1996.
3(b)           Copy of By-Laws of SAT.(4)
4(a)           Specimen of Common Stock certificate of U.S. Alcohol Testing of America,
               Inc.(4)
4(a)(1)*       Specimen of Common Stock certificate of SAT.
4(b)           Specimen of Class "A" Cumulative and Convertible Preferred Stock certificate of U.S. Alcohol Testing of America, Inc.(4)
4(b)(1)*       Specimen of Class "A" Cumulative and Convertible Preferred Stock certificate of SAT.
4(c)           Specimen of Class "B" Non-Voting Preferred Stock certificate of U.S. Alcohol
               Testing of America, Inc.(7)
4(d)           Copy of Convertible Loan and Warrant Agreement dated November 8, 1996 by and between SAT, S.A.C. Capital Associates, LLC and Steven A. Cohen.(13)
4(d)(1)        Form of Registration Rights Agreement is Exhibit A to Exhibit 4(d) hereto.(13)
4(d)(2)        Form of Convertible Senior Promissory Note due November 8, 1999 is Exhibit B
               to Exhibit 4(d) hereto.(13)
4(d)(3)        Form of Common Stock Purchase Warrant expiring June 30, 2000 is Exhibit C to
               Exhibit 4(d) hereto.(13)
4(e)           Copy of Convertible Debenture and Preferred Stock Purchase Agreement dated as of May 8, 1997 between SAT and Southbrook International Investments, Ltd.
               ("Southbrook").
4(e)(1)        Registration Rights Agreement dated as of May 8, 1996 between SAT and
               Southbrook.
4(e)(2)        Class B Exchange Agreement dated as of May 8, 1997 between SAT and Southbrook.
4(e)(3)        14% Convertible Debenture of SAT due May 8, 2000.
4(e)(4)        Form of Common Stock Purchase Warrant expiring May 8, 2000.
10(a)          Form of the Company's Indemnification Agreement with Officers and
               Directors.(4)
10(b)          Copy of License Agreement dated January 24, 1992 by and between the United
               States Department of the Navy and SAT. (Confidential Treatment Requested for
               Exhibit.)(8)

   NUMBER                                         EXHIBITS
-------------  ------------------------------------------------------------------------------
10(b)(1)       Copy of Amendment dated March 15, 1994 to License Agreement filed as Exhibit
               10(b) hereto.(3)
10(b)(2)       Copy of Amendment dated June 16, 1995 to License Agreement filed as Exhibit
               10(b) hereto.(3)
10(b)(3)       Copy of Letter dated May 15, 1995 from the USN to SAT.(3)
10(c)          Copy of Assignment dated as of January 1, 1993 between SAT and U.S. Drug of the Licensing Agreement filed as Exhibit 10(b) hereto.(8)
10(c)(1)       Copy of Amended Sublicense Agreement dated September 23, 1993 superseding the
               Assignment filed as Exhibit 10(b) hereto.(3)
10(c)(2)       Copy of Approval dated September 24, 1993 by the USN of Amended Sublicense
               Agreement filed as Exhibit 10(b) hereto.(3)
10(d)          Copy of Cooperative Research Agreement (the "CRDA Agreement") dated April 16,
               1992 by and between Naval Research Laboratory Section, United States
               Department of the Navy, and SAT.(8)
10(d)(1)       Copy of Assignment of CRDA Agreement dated as of January 1, 1993 by and between U.S. Drug and SAT.(8)
10(e)          Copy of Management Agreement dated April 1, 1993 by and between U.S. Drug and
               SAT.(8)
10(e)(1)       Copy of Amendment dated July 20, 1993 to Management Services Agreement filed as Exhibit 10(e) hereto.(8)
10(f)          Copy of Management Services Agreement dated December 29, 1993 by and between
               Good Ideas and SAT.(2)
10(g)          Copy of Equipment, Licensing, Servicing and Maintenance Agreement dated as of
               December 13, 1994 by and between SAT and METPATH, Inc.(7)
10(h)          Copy of Equipment, Licensing, Servicing and Maintenance Agreement dated as of
               December 22, 1994 by and between SAT and National Health Laboratories
               Incorporated.(7)
10(i)          Copy of Lease dated March 18, 1991 by and between Rancho Cucamonga Business
               Park (now The Realty Trust) as landlord and SAT as tenant.(7)
10(j)(1)       Copy of Lease Modification Agreement to Lease filed as Exhibit 10(o)
               hereto.(7)
10(j)(2)       Copy of Sub-Lease Agreement dated as of January 1, 1993 by and between SAT as sublandlord and U.S. Drug as subtenant.(8)
10(j)(3)*      Copy of Third Amendment dated January 2, 1997 to Lease filed as Exhibit 10(j)
               hereto.
10(k)          Copy of Lease dated December 9, 1992 by and between Melvin E. Evans as landlord and Good Ideas as tenant.(1)
10(l)          Copy of Lease expiring June 30, 1999 by and between Rancho Cucamonga Business
               Park as landlord and U.S. Rubber Recycling, Inc. ("USRR") as tenant.(7)
10(m)          Copy of Consulting and Royalty Agreement dated June 20, 1988 between Manley
               Luckey and SAT.(4)
10(m)(1)       Copy of Amendment dated August 1990 to Consulting and Royalty Agreement filed as Exhibit 10(m) hereto.(4)
10(n)          Form of Warrant Agreement dated December 17, 1990 between J. Gregory & Company
               Inc. and SAT.(4)
10(n)(1)       Form of Underwriter's Warrant expiring December 17, 1997 of SAT.(4)
10(o)          Form of Common Stock purchase warrant expiring October 31, 1996 of SAT.(6)

   NUMBER                                         EXHIBITS
-------------  ------------------------------------------------------------------------------
10(p)          Form of Common Stock purchase warrant.(5)
               SAT's Common Stock purchase warrants expiring August 28, 1996, September 1,
               1996, September 16, 1996, September 30, 1996, October 31, 1996, May 17, 1997,
               September 16, 1997, November 1, 1997, December 17, 1997, December 31, 1997,
               February 28, 1998, April 15, 1998, July 17, 1998, August 27, 1998, September
               1, 1998, November 1, 1998, November 15, 1998, December 13, 1998, December 20,
               1998, December 27, 1998, January 2, 1999, January 31, 1999, February 26, 1999,
               February 28, 1999, March 31, 1999, April 14, 1999, April 17, 1999, May 12,
               1999, July 17, 1999, July 19, 1999, August 11, 1999, December 31, 1999,
               January 29, 2000, October 19, 2000, December 31, 2000 and December 31, 2001
               are substantially identical to the form of Common Stock purchase warrant filed
               (by incorporation by reference) as Exhibit 10(p) hereto except as to the name of the holder, the expiration date and the exercise price and, accordingly, pursuant to Instruction 2 to Item 601 of Regulation S-K under the Securities
               Act are not individually filed.
10(q)          Restricted Stock, Non-Qualified Option and Incentive Stock Option Plan of
               SAT.(4)
10(q)(1)       Form of Stock Option expiring August 1, 2004 issued pursuant to Exhibit 10(q)
               hereto.(7)
10(r)          Form of Common Stock purchase warrant expiring December 17, 1999.(9)
10(s)          Form of Warrant Agreement by and between Good Ideas and Baraban Securities,
               Incorporated.(1)
10(s)(1)       Form of Common Stock purchase warrant expiring February 16, 1999 of Good
               Ideas.(1)
10(s)(2)       Form of Common Stock purchase warrant expiring February 16, 1999 of SAT to be issued in lieu of the Common Stock purchase warrant of Good Ideas filed as
               Exhibit 10(s)(1) hereto.
10(t)          Copy of Agreement made as of December 14, 1995 by and between SAT, ProActive
               Synergies, Inc., Robert Stutman & Associates, Inc. and Robert Stutman.(10)
10(u)          Copy of Asset Purchase Agreement dated April 30, 1996 by and among USRR, SAT and Reclamation Resources Inc.(11)
10(v)          Copy of Stock Purchase Agreement dated as of May 21, 1996 by and among SAT,
               Robert Stutman, Brian Stutman, Sandra DeBow, Michael Rochelle and Kimberly
               Rochelle.(11)
10(v)(1)       Form of Secured Promissory Note dated May 21, 1996 is Exhibit A to Exhibit
               10(v) hereto.
10(v)(2)       Form of Security Agreement dated May 21, 1996 by and among SAT, Robert Stutman and Brian Stutman is Exhibit C to Exhibit 10(v) hereto.
10(v)(3)       Form of SAT Warrant expiring May 20, 1999 is Exhibit B to Exhibit 10(v)
               hereto.
10(v)(4)       Form of Registration Rights Agreement dated as of May 21, 1996 by and between
               SAT, Robert Stutman, Brian Stutman, Michael Rochelle, Kimberly Rochelle and
               Sandra DeBow is Exhibit D to Exhibit 10(v) hereto.
10(w)          Copy of Severance Agreement dated May 21, 1996 by and between SAT and Robert
               Stutman.(11)
10(w)(1)*      Copy of Amended and Restated Severance Agreement dated May 21, 1997 by and between SAT and Robert Stutman.
10(x)          Copy of Severance Agreement dated May 21, 1996 by and between SAT and Brian
               Stutman.(11)
10(y)*         Copy of Severance Agreement dated June 27, 1996 by and between SAT and Linda
               H. Masterson.

   NUMBER                                         EXHIBITS
-------------  ------------------------------------------------------------------------------
10(z)*         Copy of Form of Severance Agreement dated June   , 1997 by and between SAT and
               David L. Dorff.
10(aa)*        Copy of Sublease dated as of June 20, 1996 by and between Lifecare
               Investments, Inc. ("Lifecare"), Sublessor, and SAT, Sublessee.
10(aa)(1)*     Copy of Wingate Commons Business Park Net Lease dated September 27, 1991 by and between Reynolds Metals Development Company, Landlord, and Lifecare,
               Tenant.
10(aa)(2)*     Copy of First Addendum to the Lease filed as Exhibit 10(aa)(1) hereto.
10(aa)(3)*     Copy of Second Addendum to the Lease filed as Exhibit 10(aa)(1) hereto.
10(bb)         Copy of Demand Promissory Note dated March 31, 1995 executed by SAT in favor of Good Ideas.(12)
10(bb)(1)      Copy of Demand Promissory Note dated March 31, 1995 executed by USRR in favor of Good Ideas.(12)
10(cc)         Form of Warrant Agreement by and between U.S. Drug and Baraban Securities,
               Incorporated.(8)
10(cc)(1)      Form of Common Stock purchase warrant expiring October 13, 1998 of U.S.
               Drug.(8).
10(cc)(2)      Form of Common Stock purchase warrant expiring October 13, 1998 of SAT to be issued in lieu of the Common Stock purchase warrant of U.S. Drug filed as
               Exhibit 10(cc)(1) hereto (to be prepared on consummation of the U.S. Drug
               Merger with the same terms as Exhibit 10(cc)(1) except for the name of the issuer, number of shares and exercise price).
10(dd)*        Form of Common Stock purchase warrant expiring November 15, 1999. SAT's Common
               Stock purchase warrants expiring November 15, 1999, December 2, 1999 and three years from the effective date of a registration statement under the Securities
               Act are substantially identical to the form of Common Stock purchase warrant filed as Exhibit 10(dd) hereto except as to the name of the holder, the expiration date and the exercise price and, accordingly, pursuant to
               Instruction 2 to Item 601 of Regulation S-K under the Securities Act are not individually filed.
10(ee)*        Form of Common Stock purchase warrant with deferred exercise.
               SAT's Common Stock purchase warrants expiring three years from the effective date of a registration statement under the Securities Act and those issued or to be issued to employees, of which the currently outstanding warrants expire between September 11, 2000 and June 23, 2004, are substantially identical to the form of Common Stock purchase warrant filed as Exhibit 10(ee) hereto except as to the name of the holder, the expiration date and the exercise price and, accordingly, pursuant to Instruction 2 to Item 601 of Regulation
               S-K under the Securities Act are not individually filed.
10(ff)         Copy of Employment Agreement dated December 31, 1993 between SAT and James C.
               Witham.(7)
10(gg)         Copy of Employment Agreement dated December 13, 1993 between SAT and Karen B.
               Laustsen.(7)
10(hh)         Copy of Employment Agreement dated December 13, 1993 between SAT and Gary S.
               Wolff.(7)
10(ii)         Copy of Employment Agreement dated December 13, 1993 between SAT and Michael
               J. Witham.(7)
10(jj)*        Copy of Letter of Agreement dated July 16, 1997 by and between SAT and
               National Review Medical Offices, Inc. ("NMRO").

   NUMBER                                         EXHIBITS
-------------  ------------------------------------------------------------------------------
10(jj)(1)*     Assignment and Assumption of Interim Management Agreement dated July 15, 1997 by and between SAT and NMRO.
16             Copy of Letter dated November 16, 1995 from Wolinetz, Gottlieb & Lafazan, P.C.
               to the Securities and Exchange Commission.(14)
21*            Subsidiaries of SAT.

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

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 23, 1997.

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

                                            /s/ ERNST & YOUNG LLP


Miami, Florida
July 3, 1997, except for Note 13,
  as to which the date is July 7, 1997

                     SUBSTANCE ABUSE TECHNOLOGIES, INC.

                                EXHIBIT INDEX

                     SUBSTANCE ABUSE TECHNOLOGIES, INC.
              EXHIBITS FILED WITH ANNUAL REPORT ON FORM 10-K/A
                    FOR FISCAL YEAR ENDED MARCH 31, 1997






                                                                                                Page
Number       Exhibit                                                                            Number
------       -------                                                                            ------
2(b)(1)           Copy of Agreement and Plan of Merger dated as of February 17,                  E-4
                  1997 by and among SAT, Good Ideas Acquisition Corp. and
                  Good Ideas.

2(c)(1)           Copy of Agreement and Plan of Merger dated as of February 17,                  E-29
                  1997 by and among SAT, U.S. Drug Acquisition Corp. and U.S.
                  Drug.

3(a)(7)           Copy of Amendment to the Certificate of Incorporation as filed                 E-58
                  in Delaware on October 28, 1996.

4(a)(1)           Specimen of Common Stock certificate of SAT.                                   E-59

4(b)(1)           Specimen of Class "A" Cumulative and Convertible Preferred                     E-61
                  Stock certificate of SAT.

10(j)(3)          Copy of Third Amendment dated January 2, 1997 to Lease                         E-63
                  filed as Exhibit 10(j)

10(w)(1)          Copy of Amended and Restated Severance Agreement dated                         E-64
                  May 21, 1997 by and between SAT and Robert M. Stutman.

10(y)             Copy of Severance Agreement dated June 27, 1996 by and between                 E-74
                  SAT and Linda H. Masterson.


                                                                                                 Page
Number            Exhibit                                                                       Number
------            -------                                                                       ------

10(z)             Copy of Form of Severance Agreement dated June __, 1997 by and                 E-80
                  between SAT and David L. Dorff.


10(aa)            Copy of Sublease dated as of June 20, 1996 by and between                      E-91
                  Lifecare Investments, Inc. ("Lifecare"), Sublessor, and SAT,
                  Sublessee.

10(aa)(1)         Copy of Wingate Commons Business Park Net Lease dated                          E-97
                  September 27, 1991 by and between Reynolds Metals
                  Development Company, Landlord, and Lifecare, Tenant.

10(aa)(2)         Copy of First Addendum to the Lease filed as Exhibit 10(aa)(1)                 E-116
                  hereto.

10(aa)(3)         Copy of Second Addendum to the Lease filed as Exhibit                          E-120
                  10(aa)(1) hereto.

10(cc)(2)         Form of Common Stock purchase warrant expiring October E- 13,
                  1998 of SAT to be issued in lieu of the Common Stock purchase warrant of U.S. Drug filed as Exhibit 10(cc)(1) hereto (to be prepared on consummation of the U.S. Drug Merger with the same terms as Exhibit 10(cc)(1) except for the name of the issuer, number of shares and exercise price).

10(dd)            Form of Common Stock purchase warrant expiring November 15,                    E-122
                  1999.

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

10(ee)            Form of Common Stock purchase warrant with deferred exercise.                  E-130

                  SAT's Common stock purchase warrants expiring three years

                  From the Effective date of a registration statement under the Securities Act and those Issued or to be issued to employees, of which the currently outstanding Warrants expire between

                                                                                        Page
Number            Exhibit                                                              Number
------            -------                                                              ------

                  September 11, 2000 and June 23, 2004, are substantially identical to the form of Common Stock purchase warrant filed as Exhibit 10(ee) hereto except as to the name of the holder, the expiration date and the exercise price and, accordingly, pursuant to Instruction 2 to Item 601 of Regulation S-K under the Securities Act are not individually filed.

10(jj)            Copy of Letter of Agreement dated July 16, 1997 by and between        E-138
                  SAT and National Review Medical Offices, Inc. ("NMRO").

10(jj)(1)         Assignment and Assumption of Interim Management Agreement             E-147
                  dated July 15, 1997 by and between SAT and NMRO.

21                Subsidiaries of SAT.                                                  E-154