Form 10-Q/A
period 1996-06-30
SUBSTANCE ABUSE TECHNOLOGIES INC
filed 1997-08-20
CIK 853017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                   AMENDMENT 2

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 1996
                                ------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              ----------------    -----------------------------
Commission File Number:            33-29718
                       --------------------------------------------------------

                      SUBSTANCE ABUSE TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       DELAWARE                               #22-2806310
-------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)       Identification Number)

  10410 TRADEMARK STREET, RANCHO CUCAMONGA, CALIFORNIA          91730
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

                  (909)  466-8378
-------------------------------------------------------------------------------
Registrant's Telephone Number, Including Area Code


                     U.S. ALCOHOL TESTING OF AMERICA, INC.
-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

As of August 1, 1996  -  Common Stock, $.01 Par Value, - 35,353,092 shares

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                                                         June 30,        March 31,
                                                                                            1996           1996
                                                                                         --------        ---------

                                  ASSETS
Current Assets:
  Cash and Cash Equivalents                                                           $  1,441,964     $  1,204,646
  Accounts Receivable (Net of Allowances For Bad Debts of
   $113,903 at June 30, 1996 and $112,490 at March 31, 1996                                480,717          278,874
  Other Receivables                                                                        301,750            1,850
  Inventories                                                                              823,663          681,839
  Prepaid Expenses                                                                         877,385          253,787
  Current Assets of Discontinued Operations, Net                                           113,327          256,654
                                                                                      ------------     ------------
Total Current Assets                                                                     4,038,806        2,677,650

Property and Equipment (Net of Accumulated Depreciation
  of $2,046,802 at June 30, 1996 and $1,845,015 at March 31, 1996)                       2,561,836        2,691,979

Non Current Assets of Discontinued Operations                                               24,524          307,868
Intangible Assets                                                                        6,024,676          858,343
                                                                                      ------------     ------------
Total Assets                                                                          $ 12,649,842     $  6,535,840
                                                                                      ============     ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes Payable                                                                      $    400,000     $         --
  Accounts Payable                                                                         432,147          487,320
  Accrued Expenses and Taxes                                                               466,061          468,150
  Current Portion of Long-Term Debt                                                         48,792           29,395
Preferred Stock Dividend Payable                                                            14,405            7,202
                                                                                      ------------     ------------
Total Current Liabilities                                                                1,361,405          992,067

Long -Term Debt - Net of Current Portion                                                    17,367           32,935
                                                                                      ------------     ------------
Total Liabilities                                                                        1,378,772        1,025,002

Minority Interest                                                                        1,361,038        1,478,508

Stockholders' Equity:
  Preferred Stock Class "A", $.01 Par Value, 500,000 Shares Authorized, Issued
  and Outstanding 41,157 Shares at June 30, 1996 and March 31, 1996
  (Liquidation Preference of $205,785 at June 30, 1996  and March 31, 1996)                    412              412
  Preferred Stock Class "B", $.01 Par Value, 1,500,000 Shares Authorized,
   Issued and Outstanding -0- Shares at June 30, 1996 and March 31, 1996
  Common Stock, $.01 Par Value, 50,000,000 Shares Authorized, Issued and
   Outstanding 35,353,092 Shares at June 30, 1996 and 32,480,000 at March 31, 1996         355,831          324,800
  Additional Paid-In Capital                                                            53,057,295       45,176,619
  Accumulated Deficit                                                                  (43,503,506)     (41,469,501)
                                                                                      ------------     ------------
Total Stockholders' Equity                                                               9,910,032        4,032,330
                                                                                      ------------     ------------
Total Liabilities and Stockholders' Equity                                            $ 12,649,842     $  6,535,840
                                                                                      ============     ============



    The accompanying notes are an integral part of the financial statements.

               SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        For the Three Months Ended
                                                                June 30,
                                                          1996              1995
                                                       ----------         --------

Continuing Operations
    Sales - Net                                       $    603,716     $    406,595

Costs and Expenses:
  Cost of Sales                                            219,650          272,449
  Selling and Marketing Expenses                           228,509          188,993
  General and Administrative Expense                     1,852,641          743,135
  Research and Development                                 208,714          244,083
  Interest                                                      --           45,425
  Depreciation and Amortization                            245,677          238,085
                                                      ------------     ------------
  Loss From Operations                                  (2,151,475)      (1,325,575)

Other Income (Expense)                                          --          340,831

Loss Before Minority Interest
     In Net Loss of Subsidiary                          (2,151,475)        (984,744)

Minority Interest In Net Loss of Subsidiary                117,470           34,957

Loss From Continuing Operations                         (2,034,005)        (949,787)
                                                      ------------     ------------

Discontinued Operations
     Loss From Operations before Minority Interest
     In Net Loss                                                --         (408,129)
     Minority Interest                                          --          133,018
                                                                       ------------
     Loss From Discontinued Operations                          --         (275,111)
                                                      ------------     ------------
Net Loss                                              $ (2,034,005)    $ (1,224,898)
                                                      ============     ============

Loss Applicable to Common Stock
     Net Loss                                           (2,034,005)    $ (1,224,898)
     Preferred Stock Dividend                               (7,202)          (7,203)
                                                      ------------     ------------
     Loss Applicable to Common Stock                  $ (2,041,207)    $ (1,232,101)
                                                      ============     ============

Loss Per Common Share:
     Loss From Continuing Operations                  $       (.06)    $       (.03)
     Loss From Discontinued Operations                $         --     $       (.01)
     Net Loss                                         $       (.06)    $       (.04)

Weighted Average Common Shares Outstanding              33,991,269       28,141,041

    The accompanying notes are an integral part of the financial statements.

               SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                       For the Three Months Ended
                                                                 June 30,
                                                            1996           1995
                                                         ---------       --------
Cash Flow From Operating Activities:
  Net Loss                                              $(2,034,005)    $(1,224,898)
  Adjustments to Reconcile Net Loss
    to Net Cash Used by Operating Activities:
    Provision For Bad Debts                                   3,511         (27,046)
    Loss on Disposition of Fixed Assets                       6,110              --
    Depreciation and Amortization                           245,677         308,566
    Minority Interest in Net Loss of Subsidiary,
      Net of Preferred Stock Dividends Paid                (117,470)       (167,975)
    Value of Warrants issued for consulting services        571,000              --
    Unrealized Loss(Gain) on Marketable Securities               --        (276,072)
    Amortization of Bond Discount                                --            (779)
Change in Operating Assets and Liabilities:
 (Increase) Decrease in
   Accounts Receivable                                     (205,354)         27,682
 Increase in Inventories                                   (141,824)        (39,456)
 Decrease in Prepaid Expenses                                43,402          42,971
 Increase in Other Receivables                             (300,000)        (14,681)
 Decrease                                                   (55,173)       (360,671)
 Increase (Decrease) in Accrued Expenses
   and Taxes                                                 42,886         (39,460)
Increase in Other Current and Non Current Assets            (65,658)
                                                        -----------     -----------
Net Cash Used by Operating Activities                    (2,006,898)     (1,771,819)

Cash Flow From Investing Activities:
  Purchases of Property and Equipment                       (71,644)       (146,799)
  Purchase of Robert Stutman & Associates, Inc.,
    net of cash acquired of $111,825                     (1,988,175)             --
  Sale of U.S. Rubber Recycling Fixed Assets                426,771              --
Other-Net                                                    (5,111)        (14,530)
                                                        -----------     -----------

Net Cash Provided (Used) by Investing Activities         (1,638,159)       (161,329)

Cash Flow From Financing Activities:
  Sale and Issuance of Common Stock                       4,286,204              --
  Expenses of Common Stock Issuance                        (400,000)             --
  Payments of Long-Term Debt                                 (3,829)        (17,357)
  Payment of Dividend on Class "A"
    Preferred Stock                                              --
Proceeds of Brokerage Loans Payable                              --       1,000,000
  Payments of Brokerage Loans Payable                            --         (24,595)
                                                        -----------     -----------
Net Cash Provided by Financing Activities                 3,882,375         958,048

               SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)


                                                     For the Three Months Ended
                                                              June 30,
                                                        1996            1995
                                                       -------        -------
Increase (Decrease) in Cash and Cash Equivalents     $   237,318    $  (975,100)

Cash and Cash Equivalents - Beginning                  1,204,646      1,633,098
                                                     -----------    -----------

Cash and Cash Equivalents - Ending                   $ 1,441,964    $   657,998
                                                     ===========    ===========

Supplemental Disclosure of Cash Information:
  Cash Paid for Interest                             $              $    46,115
                                                     ===========    ===========
  Income Taxes Paid                                  $         -    $         -
                                                     ===========    ===========

Non-Cash Financing Activities:
  Preferred Stock Dividends Accrued                  $     7,203    $     7,202
                                                     ===========    ===========

Issuance of Common Stock for Business Acquired       $ 2,762,500    $         -
                                                     ===========    ===========

Issuance of Note Payable for Business Acquired       $   400,000    $         -
Deferred Financing Costs Related to                  ===========    ===========
    Value of Warrants Issued for
    Consulting Services                              $   667,000    $         -
                                                     ===========    ===========


    The accompanying notes are an integral part of the financial statements.

               SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)


NOTE 1  - Basis of Presentation
The consolidated financial statements include the accounts of Substance Abuse Technologies, Inc. ("SAT") and its wholly and majority owned subsidiaries (SAT and the subsidiaries being collectively referred to as the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors which are beyond the control of the Company.


NOTE 2  - Cash and Cash Equivalents

               Cash and cash equivalents are summarized as follows:


                                                   June 30,            March 31,
                                                    1996                 1996
                                                   -------             --------
Cash in Banks                                    $1,183,486           $  450,845
Money Market Funds                                    3,478                  933
Commercial Paper                                    255,000              752,868
                                                 ----------           ----------
                                                 $1,441,964           $1,204,646
                                                 ==========           ==========

3  - Inventories
               Inventories are summarized as follows:


                                                    June 30,            March 31,
                                                     1996                 1996
                                                    -------             --------
Finished Goods                                      $ 63,360              64,437
Work in Process                                      462,349             334,699
Raw Materials                                        297,954             282,703
                                                    --------            --------
                                                    $823,663            $681,839
                                                    ========            ========

NOTE 4  - Property and Equipment

               Property and equipment is summarized as follows:


                                                     June 30,          March 31,
                                                      1996               1996
                                                     -------           --------
Furniture and Equipment                             $  552,835        $  453,609
Equipment                                              837,658           811,333
Equipment - Network/Per Test                         2,312,752         2,327,553
Test Equipment                                         498,629           476,765
Leasehold Improvements                                 343,691           343,692
Vehicles                                                63,073           124,042
                                                    ----------        ----------
                                                     4,608,638         4,536,994
Less:  Accumulated Depreciation                      2,046,802         1,845,015
                                                    ----------        ----------
                                                    $2,561,836        $2,691,979
                                                    ==========        ==========

               SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)



NOTE 5 - Long-Term Debt

              Long-Term Debt is summarized as follows:


                                                       June 30,   March 31,
                                                         1996       1996
                                                       -------    --------
              Capitalized lease obligations secured
              by certain equipment payable in
              various monthly installments, and
              due through January, 1999                $66,159    $62,330


                      Less:  Current Portion            48,792     29,395
                                                       -------    -------

                                                       $17,367    $32,935
                                                       =======    =======



NOTE 6 - Minority Interest

The Company's consolidated financial statements at June 30, 1996 include 100% of the assets, liabilities and losses of U.S. Drug Testing, Inc. ("U.S. Drug"), a 67% owned publicly traded subsidiary, and 100% of the assets, liabilities and losses of Good Ideas Enterprises, Inc. ("Good Ideas"), a 61% owned publicly traded subsidiary. The $1,361,038 minority interest reported on the balance sheet represents the minority shareholders' interest in the equity of these subsidiaries.


NOTE 7 - Acquisition of Robert Stutman & Associates, Inc.

On May 21, 1996 USAT completed the acquisition of Robert Stutman & Associates, Inc. ("RSA"), a provider of corporate "Drug Free Workplace" programs, in a transaction accounted for as a purchase, of all of the Common Stock of RSA. The purchase totaled approximately $5,400,000, including approximately $100,000 of costs and was comprised of $2,100,000 in cash, $400,000 in notes, 500,000 shares of the SAT Common Stock ( valued at $1,562,500) and Common Stock purchase warrants to acquire 900,000 shares of the SAT's Common Stock at $3.125 per share (valued at $1,200,000), which was the closing sales price of the SAT Common Stock on April 17, 1996. The acquisition resulted in costs in excess of assets acquired of approximately $5,300,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EFFECT OF MERGER - U.S. DRUG

         During May 1996, SAT filed a Registration Statement to register shares of the SAT Common Stock to be issued to the minority stockholders of U.S. Drug upon consummation of a proposed merger of U.S. Drug with and into a wholly-owned subsidiary of SAT. If the proposed merger is consummated, the Company will record a non-recurring charge to income of approximately $8,500,000 as Incomplete Research and Development cost representing the excess of the market value of SAT Common Stock over the recorded value of the minority interest in U.S. Drug. The effects of the merger are discussed in the SAT's Annual Report for the fiscal year ended March 31, 1996. There can be no assurance that the merger will be consummated.

EFFECTS OF MERGER - GOOD IDEAS

         During April 1996, SAT filed a Registration Statement to register shares of the SAT Common Stock to be issued to the minority shareholders of Good Ideas upon consummation of a proposed merger of a wholly-owned subsidiary of SAT with and into Good Ideas. If the proposed merger is consummated, the Company will record a charge to Loss On Disposal of Discontinued Operations of approximately $635,000 representing the excess of the market value of the SAT Common Stock over the recorded value of the minority interest in Good Ideas. The effects of the merger are discussed in the SAT's Annual Report for the fiscal year ended March 31, 1996. There can be no assurance that the merger will be consummated.

LIQUIDITY AND CAPITAL RESOURCES

         Although the Company has a history of operating losses through June 30, 1996, management believes that the Company will have the cash resources available to it to meet all of its operating requirements for the ensuing twelve months.

Management bases its belief on the following:

         1) Operations discontinued in for the fiscal year ended Mach 31, 1996 ("fiscal 1996") had been producing significant operating losses which have been eliminated.

         2) There is no indication that the Company will be affected by any losses from litigation or claims such as it experienced in fiscal 1996, although there can be no assurance that such claims will not arise.

         3) Cash flow from operations will be increased through

                  *        The addition of RSA revenues
                  *        Developing the human resource provider business of
                           ProActive Synergies, Inc. ("ProActive")
                  *        Emphasis on sales of Mobile Alcohol Collection
                           Systems and Alcohol Breath Tubes
                  * Implying the sales force to represent with RSA/ProActive "products" and alcohol testing products.

Additionally, SAT has demonstrated its past ability to successfully generate funds from the exercise of Common Stock purchase warrants and to privately place SAT's equity securities.

         For a more complete discussion of Liquidity and Capital Resources, see SAT's "Management Discussion and Analysis of Financial Condition" in its Annual Report on Form 10-K for fiscal 1996.

CHANGES IN FINANCIAL CONDITION

         Cash used for operations was $2,007,000 for the quarter ended June 30, 1996. The net loss for the quarter was $2,034,,000. The adjustment necessary to reconcile the net loss to the net cash used by operating activities was $27,000. A major component of the adjustment is the valuation of Common Stock purchase warrants, valued at $571,000, issued for consulting services. Other significant components of this adjustment included an increase in other receivables of $300,000 of proceeds from the sale of the assets of U.S. Rubber Recycling, Inc. ("USRR"), the minority interest in the loss of U.S. Drug of $117,000, an increase in accounts receivable of $205,000, an increase in inventory of $142,000 and a decrease in accrued expenses of $164,000 reduced by depreciation of $246,000.

         Cash used in investing activities was $1,638,000 consisting of the purchase of RSA of net cash of $1,988,000 and purchase of property and equipment of $72,000. The sale of fixed assets of USRR provided $427,000.

         Cash flow from financing activities provided $3,882,00, primarily for the exercise of common stock purchase warrants in the amount of $4,286,000 less related expenses of $400,000.

RESULTS OF OPERATIONS

Three months ended June 30, 1996 ("1996") compared with three months ended June 30, 1995 ("1995").

         Revenues from continuing operations increased by $197,000 or 48% from $407,000 in 1995 to $604,000 in 1996. The increase was the result of higher cost per test revenue increasing U.S. alcohol testing products sales from $329,000 in 1995 to $394,000 in 1996, together with sales from RSA/ProActive of $184,000. As RSA/ProActive are new operations to the Company, no revenues from these operations in included in the prior period. Alconet, Inc. sales declined from $78,000 in 1995 to $26,000 in 1996.

         Operating losses from continuing operations increased to $2,151,000 in the quarter ending June 30, 1996 as compared with $985,000 in the same period of fiscal 1995. SAT's operating loss increased as the result of increased general and administrative cost primarily consisting of $571,000, which represents the value of Common Stock purchase warrants issued for consulting services. Additionally contributing to the increased expenses were duplicate salaries during the period of management transition, legal costs associated with the filing of two registrations statements in connection with the proposed purchase of the minority shares of Good Ideas and U.S. Drug and the costs associated with the acquisition of RSA. The loss from U.S. Drug increased from $106,000 during the quarter ended June 30, 1995 to $365,000 in the same quarter of the current year. The prior year results of U.S. Drug included other income of approximately $336,000, primarily from unrealized gain in the value of marketable securities.

         U.S. Drug is currently conducting a feasibility study as to the drug testing product which will require increased development costs until completed. If, as hoped, the results are satisfactory, SAT anticipates that such expense will continue to be high. If the results of the feasibility study are unsuccessful, U.S. Drug will be able to reduce such development expenses, but its opportunity to produce revenues in two years will be eliminated. Except for these expenses and those related to the "taking private transactions," SAT's management anticipates that other costs will be controlled during the balance of the fiscal year ending March 31, 1997 ("fiscal 1997") and that revenues will grow during the balance of fiscal 1997 from RSA/ProActive operations and the alcohol testing operations. There can be no assurance that management's expectations will be realized and, if realized, when.

                                    PART II

                                OTHER INFORMATION

ITEM 1.  Legal Proceedings.

                  The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. These actions, when finally concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position of the Company.


ITEM 2.  Changes in Securities.

                  There have been no changes in securities of the Company.


ITEM 3.  Defaults Upon Senior Securities.

                  There have been no defaults on senior securities.


ITEM 4.  Submission of Matters for a Vote of Security Holders.

                  There was no matter submitted to a stockholders' vote.


ITEM 5.  Other Information.

                  Not applicable.


ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         The following exhibits are incorporated by reference to an exhibit previously filed under the Securities Exchange Act of 1934, as amended:

         Number   Exhibit

         (a) Copy of Stock Purchase Agreement dated as of May 21, 1996 by and among SAT, Robert Stutman, Brian Stutman, Sandra DeBow, Michael Rochelle and Kimberly Rochelle.(1)

         (b) Form of Secured Promissory Note dated May 21, 1996 is Exhibit A to Exhibit (a) hereto. (1)

         (c) Form of Security Agreement dated May 21, 1996 by and among SAT, Robert Stutman and Brian Stutman is Exhibit C to Exhibit
                  (a) hereto. (1)

         (d) Form of SAT Warrant expiring May 20, 1999 is Exhibit B to Exhibit (d) hereto.(1)

         Number   Exhibit

         (e) Form of Registration Rights Agreement dated as of May 21, 1996 by and between SAT, Robert Stutman, Brian Stutman, Michael Rochelle, Kimberly Rochelle and Sandra DeBow is Exhibit D to Exhibit (a) hereto.(1)


---------------------------

(1) Filed as an exhibit to SAT's Current Report on Form 8-K filed on June 5, 1996 and incorporated herein by this reference.

(b)      Reports on Form 8-K.

  There were no reports filed on Form 8-K for the quarter ended June 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   SUBSTANCE ABUSE TECHNOLOGIES, INC.
                                   Registrant


August 19, 1997                    BY:      /s/ Robert M. Stutman
                                      -----------------------------------------
                                             Robert M. Stutman
                                            Chief Executive Officer



August 19, 1997                    BY:      /s/ Robert Muccini
                                      -----------------------------------------
                                            Robert Muccini
                                            Treasurer, Chief Financial Officer
                                            and Chief Accounting Officer