Form 10-Q
period 1997-06-30
SUBSTANCE ABUSE TECHNOLOGIES INC
filed 1997-08-21
CIK 853017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 1997
                                -----------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    -----------------------------
Commission File Number:            0-18938
                       --------------------------------------------------------

                       SUBSTANCE ABUSE TECHNOLOGIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       DELAWARE                                 #22-2806310
-------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer
 incorporation or organization)            Identification Number)

  4713 NW 31st Avenue, Ft. Lauderdale, FL                 33309
-------------------------------------------------------------------------------
  Address of Principal Executive Offices)              (Zip Code)

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


APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

As of August 11, 1997  -  Common Stock, $.01 Par Value, - 36,045,591 shares

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

               SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                June 30,        March 31,
                                                                                  1997             1997
                                                                                --------        --------
                                         ASSETS
Current assets:
  Cash and cash equivalents                                                  $     24,693     $    634,429
  Accounts receivable (net of allowance for bad
    debts of $649,935at June 30, 1997 and $650,000 at March 31, 1997)             609,589          473,115
  Inventories                                                                      45,074           16,675
  Prepaid expenses and other current assets                                       163,254          224,634
  Current portion of note receivable                                               50,000           50,000
                                                                             ------------     ------------
         Total current assets                                                     892,610        1,398,853
Property and equipment, net                                                     1,419,826        1,246,374
Costs in excess of net assets acquired, net                                     4,703,978        4,774,099
Other assets                                                                      636,420          484,394
Note receivable                                                                   250,000          250,000
                                                                             ------------     ------------
        Total assets                                                         $  7,902,834     $  8,153,720
                                                                             ============     ============

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                           $  1,997,925     $  1,305,484
  Accrued expenses                                                              1,271,531        1,389,339
  Current liabilities of discontinued operations, net                               7,396            7,396
  Current portion of capital lease obligations                                     63,214           71,324
  Preferred stock dividends payable                                                19,655            7,202
                                                                             ------------     ------------
        Total current liabilities                                               3,366,923        2,780,745
                                                                             ------------     ------------

Convertible debentures, net of unamortized discount                             4,691,781        3,848,839
Long-term portion of capital lease obligations                                    285,460          295,271
Long-term portion of royalties payable                                            980,000          980,000
Commitments and contingencies
Minority interest                                                                 845,349          845,349
Stockholders' deficit
  Class "A" preferred stock, $.01 par value; 500,000 shares authorized,
   41,157  shares issued and outstanding                                              412              412
  Class "B" preferred stock, $.01 par value; 1,500,000 shares authorized,
   and 137,500 shares issued and outstanding at June 30,1997                        1,375               --
  Common stock, $.01 par value; 50,000,000 shares
   authorized, 36,045,591 and 36,030,591 shares issued
   and outstanding at June 30, 1997 and March 31, 1997, respectively              360,456          360,306
  Additional paid-in capital                                                   56,672,073       55,956,113
  Accumulated deficit                                                         (59,300,995)     (56,913,315)
                                                                             ------------     ------------
         Total stockholders' deficit                                           (2,266,679)        (596,484)
                                                                             ------------     ------------
  Stockholders' total liabilities and stockholders' deficit                  $  7,902,834     $  8,153,720
                                                                             ============     ============


    The accompanying notes are an integral part of the financial statements.

               SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     FOR THE THREE
                                                                  MONTH'S ENDED JUNE 30
                                                                  1997            1996
                                                             -----------------------------

  Sales - Net                                                $    898,467     $    603,716

Costs and expenses:
  Cost of sales                                                   766,883          219,650
  Selling, general and administrative expenses                  1,284,819        2,081,150
  Research and development                                        963,253          208,714
  Depreciation and amortization                                   115,511          245,677
                                                             ------------     ------------
Loss from operations                                           (2,231,999)      (2,151,475)
Other income (expense):
  Interest expense                                               (188,404)              --
  Interest income                                                   1,162               --
  Other                                                            31,561               --
                                                             ------------     ------------
    Total other (expense) income                                 (155,681)              --
                                                             ------------     ------------
Loss before minority interest in net loss of subsidiaries      (2,387,680)      (2,151,475)
Minority interest in net loss of subsidiaries                          --          117,470
                                                             ------------     ------------
Net loss                                                     $ (2,387,680)    $ (2,034,005)
                                                             ============     ============
Loss applicable to common stock:
  Net loss                                                   $ (2,285,680)    $ (2,034,005)
  Class "A" preferred stock dividend                               (7,203)          (7,202)
  Class "B" preferred stock dividend                               (5,250)              --
                                                             ------------     ------------
Loss applicable to common stock                              $ (2,400,133)    $ (2,041,207)
                                                             ============     ============
Net loss per common share                                    $      (0.07)    $     (0.064)
                                                             ------------     ------------
Weighted average common shares outstanding                     36,045,490       33,991,269


    The accompanying notes are an integral part of the financial statements.

                       SUBSTANCE ABUSE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          FOR THE THREE MONTHS ENDED
                                                                         June 30, 1997   June 30, 1996
                                                                         -------------   -------------
Cash Flow From Operating Activities:
  Net Loss                                                                $(2,387,680)    $(1,389,005)
  Adjustments to Reconcile Net Loss
   to Net Cash Used by Operating Activities:
  Provision for Bad Debts                                                           -           3,511
  Loss on Disposition of Fixed Assets                                               -           6,110
   Depreciation and Amortization                                              115,511         195,677
   Amortization of Debt Discount                                               92,942               -
   Minority Interest in Net Loss of Subsidiaries,
      Net of Preferred Stock Dividends Paid                                         -        (117,470)
   Value of Warrants Issued for Consulting Services                           164,000         571,000
Changes in Operating Assets and Liabilities:
  Increase in Accounts Receivable                                            (136,474)       (205,354)
  (Increase)/Decrease in Inventories                                          (28,399)       (141,824)
  Increase in Prepaid Expenses and Other Assets                               (24,539)        (43,402)
  Increase in Other Receivables                                                     -        (300,000)
  Increase/(Decrease) in Accounts Payable                                     699,643         (55,173)
  (Decrease)Increase in Accrued Expenses                                     (117,808)        (22,772)
                                                                          ---------------------------
Net Cash Used by Operating Activities                                      (1,622,804)     (2,006,898)
Cash Flow From Investing Activities:
  Purchases of Property and Equipment                                        (222,949)        (71,644)
  Purchase of Robert Stutman & Associates, Inc.,
    net of cash acquired of $111,825                                                -      (2,100,000)
  Proceeds from Sale of Assets of Discontinued Operations                           -         426,771
  Other-Net                                                                         -          (5,111)
                                                                          ---------------------------
Net Cash Used by Investing Activities                                        (222,949)     (1,749,984)
Cash Flow From Financing Activities:
  Sale and Issuance of Common Stock                                            15,938       4,286,204
  Proceeds from Sale of Convertible Debentures (Net of Issuance Costs)        688,000               -
  Sale and Issuance of Class "B" Preferred Stock                              550,000               -
  Payments of Capital Lease Obligations                                       (17,921)              -
  Expenses of Common Stock Issuance                                                 -        (400,000)
  Payment of Dividend on Class "A" Preferred Stock                                  -          (3,829)
                                                                          ---------------------------
Net Cash Provided by Financing Activities                                   1,236,017       3,882,375

(Decrease)/Increase in Cash and Cash Equivalents                          $  (609,736)    $   237,318

Cash and Cash Equivalents - Beginning                                     $   634,429     $ 1,204,646
                                                                          ---------------------------

Cash and Cash Equivalents - Ending                                        $    24,693     $ 1,330,139
                                                                          ===========================

Non-Cash Financing Activities:
Preferred Stock Dividends Accrued                                         $    12,453     $     7,203
                                                                          ===========================

Issuance of Common Stock for Business Acquired                            $         -     $ 2,762,500
                                                                          ===========================

Issuance of Note Payable for Business Acquired                            $         -     $   400,000
                                                                          ===========================

Value of Warrants Issued for Consulting Services Deferred                 $         -     $   667,000
                                                                          ===========================


    The accompanying notes are an integral part of the financial statements.

               SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)


NOTE 1 - Basis of Presentation

The consolidated financial statements include the accounts of Substance Abuse Technologies, Inc. ("SAT") and its wholly and majority owned subsidiaries (SAT and the subsidiaries are collectively referred to as the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation.

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

NOTE 2 - Continuing Operations

The Company has incurred recurring operating losses and at June 30, 1997 has a deficiency in working capital of approximately $2,474,000 and a deficiency in stockholders' equity of approximately $2,267,006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects, if any, on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from this situation. The Company anticipates raising additional capital through the sale of Common Stock or issuance of additional long-term debt. In addition, management believes the focus on the human resource provider business, elimination of the losses associated with a substantial portion of its breath alcohol and cost per test services as well as identification of a strategic partner to fund the future costs to develop U.S. Drug's saliva and urine based testing systems will substantially enhance future operating results. In management's opinion, these actions will provide the Company the capital necessary for the Company to continue operations.

NOTE 3 - Property and Equipment

Property and equipment is summarized as follows:


                                                      June 30          March 31,
                                                        1997              1997
                                                        ----              ----
Furniture and Fixtures                              $  209,766        $  174,507
Office Equipment and Computers                       1,590,365         1,425,423
Test Equipment                                         422,343           400,798
Leasehold Improvements                                 375,040           373,837
Vehicles                                                 9,109             9,109
                                                    ----------        ----------
                                                     2,606,623         2,383,674

Less:  Accumulated Depreciation                     1,186,797,         1,137,300
                                                    ----------        ----------
                                                    $1,419,826        $1,246,374
                                                    ==========        ==========

               SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                             (UNAUDITED) (CONTINUED)



NOTE 4 - Minority Interest

As of March 31, 1997, SAT owned 3,500,000 of the 5,221,900 outstanding shares of the Common Stock of, $.001 par value (the "U.S. Drug Common Stock"), U.S. Drug Testing, Inc. ("U.S. Drug") or 67.0% thereof. At a May 1997 meeting, the SAT Board agreed that SAT should purchase 1,768,202 shares of the U.S. Drug Common Stock in forgiveness of an intercompany loan in the amount of $2,210,254 (including interest at the rate of 8% per annum) as of April 30, 1997. The Board of Directors also authorized the purchase of additional shares of the U.S. Drug Common Stock representing additional inter-company loans incurred through June 30, 1997, the purchase of fixed assets (at fair market value of approximately $344,000), and additional funding of $160,000. As of June 30, 1997, the intercompany loan of $2,594,200 was converted to 2,025,360 shares of the U.S. Drug Common Stock. The additional shares purchased increased SAT's ownership to 76.4% of the outstanding shares.

The Company's consolidated financial statements at June 30, 1997 include 100% of the assets, liabilities and losses of U.S. Drug and 100% of the assets, liabilities and losses of Good Ideas Enterprises, Inc., ("Good Ideas"), a 61% owned publicly traded subsidiary. The $845,349 minority interest reported on the balance sheet represents the minority shareholders' interest in the equity of these subsidiaries.


NOTE 5 - Convertible Notes and Debt

On November 8, 1996, SAT entered into an agreement (the "Note Agreement") to borrow $5,000,000 evidenced by two $2.5 million convertible, unsecured senior notes (the "Notes"). The Notes are due on November 8, 1999, bear interest, payable quarterly commencing December 15, 1996, at the annual rate of 7%, and were initially convertible at $2.00 per share subject to adjustment. The conversion price of $2.00 is subject to downward adjustment during the period from May 1, 1997 through May 1, 1998 based on the market price of SAT's Common Stock, $.01 par value (the "SAT Common Stock"), but will not decrease below a floor of $1.375. In addition, the conversion price contains certain anti-dilution provisions that can reduce the conversion price below the floor. As a result of these anti-dilution provisions, the conversion price as of June 30, 1997 was $1.25 and the noteholders could acquire upon conversion 4,000,000 shares of the SAT Common Stock. As a part of the Note Agreement, SAT issued, for $1,000, warrants to purchase 2,500,000 shares of the SAT Common Stock at $2.00 per share with an adjustment to the exercise price similar to that of the Notes. At June 30, 1997, the warrants are exercisable at $1.25 per share. Of the $5,001,000 proceeds, $1,300,000 was allocated as the fair value of the warrants (resulting in an effective interest rate of 18.4% on the Notes). This amount is being amortized over the three-year life of the Notes. The Note Agreements contains certain restrictive covenants, including a restriction on the payment of dividends, purchase of capital stock, additional borrowings and capital expenditures.

In May 1997, SAT entered into a Convertible Debenture and Preferred Stock Purchase Agreement. SAT issued and sold to an investor a convertible debenture in the principal amount of $750,000 and 62,500 shares of Class "B" preferred stock for $4.00 per share. The holder of Class "B" shares is entitled to a 14% dividend per annum based on a stated value of $4.00 per share. The aggregate purchase price for the debentures and the Preferred stock was $1,000,000. Each share of Class "B" Preferred Stock maybe exchanged into shares of the SAT Common Stock.

               SUBSTANCE ABUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                             (UNAUDITED) (CONTINUED)



On July 3 and July 7, 1997, SAT issued notes totaling $625,000 to a director of SAT. The terms of the notes provided that, in addition to the principal, SAT would pay to the director an additional $175,000 plus issue shares of the SAT Common Stock with a market value of $50,000.

On July 1, 1997, SAT secured a promissory note for $200,000 due on October 1, 1997. Interest on the note is calculated at 1% over prime rate as published in the Wall Street Journal, which was 8.5% at the time the note was initiated. The interest on the note cannot exceed 18% per annum.

In July 1997, SAT secured a short term note from two directors totaling $265,000 at an annual interest rate of ten percent. The loan is to be repaid upon the company securing funding from outside investors.


NOTE 6 - Class "B" Preferred Stock

On June 17, 1997, SAT issued and sold 75,000 shares of Class "B" preferred stock for $4.00 per share. The holder of class "B" shares is entitled to a 14% dividend per annum based on a stated value of $4.00 per share. Each share of class "B" may be exchanged into shares of the SAT Common Stock and SAT may redeem the preferred shares for an amount equal to 120% of the purchase price of the preferred shares.


NOTE 7 - Acquisition of Robert Stutman & Associates, Inc.

On May 21, 1996, SAT completed the acquisition of Robert Stutman & Associates, Inc. ("RSA"), a provider of corporate "Drug Free Workplace" programs. The purchase price was comprised of $2,100,000 in cash, $400,000 in notes, 500,000 shares of the SAT Common Stock (valued at $1,562,000) and Common Stock purchase warrants to acquire 900,000 shares of the SAT Common Stock at $3.125 per share (valued at $1,200,000), which was the closing sales price of the SAT Common Stock on April 17, 1996. Since December 31, 1996, the RSA operations have been conducted by the Robert Stutman & Associates Consulting Division of SAT (the "RSA Division").

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EFFECT OF MERGER - U.S. DRUG

During May 1996, SAT filed a Registration Statement to register shares of the SAT Common Stock to be issued to the minority stockholders of U.S. Drug upon consummation of a proposed merger of U.S. Drug with and into a wholly-owned subsidiary of SAT. If the proposed merger is consummated, SAT will record a non-recurring charge to income of approximately $3,800,000 as Incomplete Research and Development cost representing the excess of the market value of the SAT Common Stock over the recorded value of the minority interest in U.S. Drug. The effects of the merger are discussed in SAT's Annual Report for the fiscal year ended March 31, 1997. There can be no assurance that the merger will be consummated.

EFFECTS OF MERGER - GOOD IDEAS

During April 1996, SAT filed a Registration Statement to register shares of the SAT Common Stock to be issued to the minority shareholders of Good Ideas upon consummation of a proposed merger of a wholly-owned subsidiary of SAT with and into Good Ideas. If the proposed merger is consummated, SAT will record a charge to Loss On Disposal of Discontinued Operations of approximately $635,000 representing the excess of the market value of the SAT Common Stock over the recorded value of the minority interest in Good Ideas. The effects of the merger are discussed in SAT's Annual Report for the fiscal year ended March 31, 1997. There can be no assurance that the merger will be consummated.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company has a history of operating losses through June 30, 1997 and has $2,474,313 in negative working capital in the first fiscal quarter of 1997, management believes that the Company will have the cash resources available to it to meet all of its operating requirements for the ensuing twelve months.

Management bases its belief on the following:

1) Cash required to fund U.S. Drug's research and development effort has been limited.

2) SAT sold the BioTox Division to the management group currently operating that Division and closed the alcohol testing business. Both transactions have resulted in an approximate 50% reduction in payroll expenses as well as a significant reduction in other operating expenses. The Company intends to continue to reduce operating expenses in other areas.

3) The positive effect of additional revenue producing contracts signed within the past four months. Third party administration contracts require three to four months of set up time before any revenues can be generated and then a reasonable "ramp" time is usually experienced before the contracts can yield their full potential. Management believes these contracts will contribute a positive cash flow once they are fully operational.

4) Management has negotiated less expensive service contracts with outside providers of laboratory services, medical review services and "out of network" urine collection sites.

Additionally, SAT has demonstrated its past ability to successfully generate funds from the exercise of Common Stock purchase warrants and to privately place SAT's equity securities.

There can be no assurance that any or all of the above will enable the Company to improve its cash flow.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


CHANGES IN FINANCIAL CONDITION

Cash used in operations was $1,623,000 for the quarter ended June 30, 1997 as compared to cash used of $2,007,000 in the prior comparative period. The net loss for the quarter ended June 30, 1997 was $2,388,000 as compared to a loss of $2,034,000 in the prior comparative period. Significant components of the cash used in operations in the June 1997 fiscal quarter was an increase in accounts payable of $692,000 whereas the prior comparative fiscal year's major component was an increase of $505,000 in accounts receivables and other receivables.

Cash provided from financing activities was $1,236,000 consisting primarily of proceeds from a convertible note and issuance of Class "B" preferred stock. The prior comparative period provided $3,882,000 primarily from the issuance of shares of the SAT Common Stock.


RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1997 ("1997") COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996 ("1996):

Revenues increased by $295,000 or 49% from $604,000 in 1996 to $898,000 in 1997.
The increase was the result of revenue from the service provider business (the RSA Division and the Employer Services Division (the "ESD")) which increased over $500,000 from the prior quarter. The increase was primarily offset by the reduction in the Alcohol Products Division's business. The increase in service provider business resulted from the addition of new third party administration contracts and expanded background checking revenue not included in the prior year revenue.

Cost of Sales increased by $547,000 to $767,000 in 1997 from $220,000 in 1996 or an increase of 249%. The increase was the result of direct costs such as lab fees and urine collection charges associated with the service provider business. In the 1997 fiscal quarter these expenses reflected higher priced contracts and services than SAT expects in the future. These expenses had a minimal effect on cost of sales in the comparative prior period. SAT is negotiating less expensive lab fees and, in association with the acquisition of the DataMed third party administration business, SAT has an agreement that will lower the fees to ESD for medical review services.

Selling, General and Administrative ("S.G & A") expenses decreased $796,000 or 38% from $2,081,000 in 1997 to $1,285,000 in 1997. S.G & A expenses in 1997 included $164,000 associated with the value of warrants issued for financial consulting services. The value of warrants issued for financial consulting services in 1996 was $571,000. S.G. &A expenses in 1996 also included duplicate salaries during the period of management transition, legal costs associated with the filing of two registrations statements in connection with the proposed purchases of the minority share of Good Ideas and U.S. Drug, and the costs associated with the acquisition of RSA.

Research and Development expenses increased $755,000 or 362% from $209,000 in 1996 to $963,000 in 1997. The increase was the result of increased activity, primarily personnel requirements, in the development of the saliva based testing program associated with the subsidiary U.S. Drug.

1997 included interest expense of $188,000 representing interest and amortization of debt discount associated with convertible notes issued in November 1996 There was no such interest expense in the comparative prior period.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Operating losses increased to $2,388,000 in the quarter ending June 30, 1997 as compared with $2,151,000 in the same period of fiscal 1997. The loss included expenses from U.S. Drug which increased from 106,000 during the quarter ended June 30, 1996 to $365,000 in the same quarter of the current year. The prior year results of U.S. Drug included other income of approximately $336,000, primarily from unrealized gain in the value of marketable securities. Additionally the financial consulting services expense of $164,000 contributed to the increased loss.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is not subject to any pending legal proceedings and is not aware of any proceedings contemplated by governmental authorities.


ITEM 2. CHANGES IN SECURITIES

Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4. SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

There was no matter submitted to a stockholders' vote during the quarter ended June 30, 1997.

ITEM 5. OTHER INFORMATION

SAT has not paid interest due June 15, 1997 in the amount of $87,500 on its Convertible Senior Notes due November 8, 1999; however, the holders of the Convertible Notes have deferred giving notice with respect to such non-payment, which notice would have given rise to specified remedies under the Convertible Loan and Warrant Agreement dated as of November 8, 1996.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits


         The following exhibits are incorporated by reference to an exhibit previously filed under the Securities Exchange Act of 1934, as amended:


         Number   Exhibit

         1(a) Copy of Convertible Loan and Warrant Agreement dated November 8, 1996 by and between SAT, S.A.C. Capital Associates, LLC and Steven A. Cohen (1).

         1(b) Form of Registration Rights Agreement is Exhibit A to Exhibit 1(a) hereto.

         1(c) Form of Convertible Senior Promissory Note due November 8, 1999 is Exhibit B to Exhibit 1(a) hereto.

         1(d) Form of Common Stock Purchase Warrant expiring June 30, 2000 is Exhibit C to Exhibit 1(a) hereto.

         Number   Exhibit

         2(a) Copy of Convertible Debentures and Preferred Stock Purchase Agreement dated as of May 8, 1997 between SAT and Southbrook International Investments, Ltd. ("Southbrook"). (2)

         2(b) Registration Rights Agreement dated as of May 8, 1996 between SAT and Southbrook. (2)

         2(c) Class B Exchange Agreement dated as of May 8, 1997 between SAT and Southbrook. (3)

         2(d)     Form of 14% Convertible Debenture of SAT due May 8, 2000. (2)

         2(e)     Form of Common Stock Purchase Warrant expiring May 8, 2000.
                  (2)

         3(a) Copy of Stock Purchase Agreement dated as of May 21, 1996 by and among SAT, Robert Stutman, Brian Stutman, Sandra DeBow, Michael Rochelle and Kimberly Rochelle. (3)

         3(b) Form of Secured Promissory Note dated May 21, 1996 is Exhibit A to Exhibit 3(a) hereto. (3)

         3(c) Form of Security Agreement dated May 21, 1996 by and among SAT, Robert Stutman and Brian Stutman is Exhibit C to Exhibit 3(a) hereto. (3)

         3(d)     Form of SAT Warrant expiring May 20, 1999 is Exhibit B to
                  Exhibit 3(d) hereto. (3)

         3(e) Form of Registration Rights Agreement dated as of May 21, 1996 by and between SAT, Robert Stutman, Brian Stutman, Michael Rochelle, Kimberly Rochelle and Sandra DeBow is Exhibit D to
                  Exhibit 3(a) hereto. (3)


-----------------------

(1) Filed as an exhibit to Amendment 2 to Schedule 13D filed by Steven A. Cohen on November 12, 1996 and incorporated herein by this reference.

(2) Filed as an exhibit to SAT's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and incorporated herein by this reference.

(3) Filed as an exhibit to SAT's Current Report on Form 8-K filed on June 5, 1996 and incorporated herein by this reference.


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


                                     SUBSTANCE ABUSE TECHNOLOGIES,
                                     INC.   Registrant

August 19, 1997                      BY: /s/ Robert M. Stutman
                                        -------------------------------
                                     Robert M. Stutman
                                     Chief Executive Officer


august 19, 1997                      BY: /s/ Robert Muccini
                                        -------------------------------
                                     Robert Muccini
                                     Treasurer, Chief Financial Officer
                                     and Chief Accounting Officer